Form 10-Q
period 2012-09-30
KYTHERA BIOPHARMACEUTICALS INC
filed 2012-11-13
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35663

KYTHERA Biopharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	03-0552903
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

27200 West Agoura Road, Suite 200
Calabasas, California	91301
(Address of Principal Executive Offices)	(Zip Code)

(818) 587-4500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 18,211,491.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	September 30,
	2012 (unaudited)	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$15,080,000	$34,577,000
Restricted cash, current portion	6,942,000	7,403,000
Deferred licensor payment	—	352,000
Prepaid clinical trial expenses	1,081,000	938,000
Deferred transaction costs	2,367,000	—
Prepaid expenses and other current assets	1,307,000	1,058,000
Total current assets	26,777,000	44,328,000
Property and equipment, net	425,000	720,000
Restricted cash—net of current portion	10,366,000	—
Other assets	37,000	31,000
Total assets	$37,605,000	$45,079,000

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,547,000	$962,000
Accrued personnel costs	1,605,000	1,500,000
Accrued costs for services	3,875,000	3,544,000
Payable to licensor	2,828,000	1,560,000
Deferred development funds, current portion	4,977,000	4,951,000
Deferred revenue	—	3,847,000
Total current liabilities	14,832,000	16,364,000
Deferred rent	8,000	7,000
Deferred development funds—net of current portion	10,366,000	—
Redeemable convertible preferred stock warrants	3,101,000	2,145,000
Total liabilities	28,307,000	18,516,000
Commitments and contingencies
Redeemable convertible preferred stock, $0.00001 par value per share:
Series A redeemable convertible preferred stock, 4,775,000 shares authorized, 1,806,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, liquidation preference of $955,000 at September 30, 2012 and December 31, 2011	902,000	902,000
Series B redeemable convertible preferred stock, 11,171,000 shares authorized, 3,981,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, liquidation preference of $30,280,000 at September 30, 2012 and December 31, 2011	30,193,000	30,193,000
Series C redeemable convertible preferred stock, 8,300,000 shares authorized, 3,023,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, liquidation preference of $40,370,000 at September 30, 2012 and December 31, 2011	40,205,000	40,205,000
Series D redeemable convertible preferred stock, 9,970,000 shares authorized, 2,703,000 and 2,692,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, liquidation preference of $37,583,000 and $37,425,000 at September 30, 2012 and December 31, 2011	36,445,000	36,287,000
Stockholders’ deficit:
Common stock, $0.00001 par value, 45,000,000 shares authorized, 1,446,000 and 1,399,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid in capital	3,823,000	2,483,000
Accumulated other comprehensive loss	—	—
Accumulated deficit	(102,270,000)	(83,507,000)
Total stockholders’ deficit	(98,447,000)	(81,024,000)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$37,605,000	$45,079,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

License income	$—	$3,366,000	$19,687,000	$10,099,000
Sublicense expense	—	308,000	1,936,000	924,000
Gross margin	—	3,058,000	17,751,000	9,175,000
Operating expenses:
Research and development	13,923,000	3,240,000	28,808,000	9,593,000
General and administrative	2,439,000	1,732,000	7,102,000	4,934,000
Total operating expenses	16,362,000	4,972,000	35,910,000	14,527,000
Loss from operations	(16,362,000)	(1,914,000)	(18,159,000)	(5,352,000)
Warrant and other interest income (expense), net	(24,000)	(405,000)	(604,000)	(172,000)
Net loss	$(16,386,000)	$(2,319,000)	$(18,763,000)	$(5,524,000)
Comprehensive loss	$(16,386,000)	$(2,319,000)	$(18,763,000)	$(5,524,000)
Per share information:
Net loss, basic and diluted	$(11.41)	$(1.66)	$(13.21)	$(3.95)

Basic and diluted weighted average shares outstanding	1,436,000	1,399,000	1,420,000	1,397,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(18,763,000)	$(5,524,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of redeemable convertible preferred stock warrant value	183,000	45,000
Depreciation	442,000	43,000
Loss on disposal of property and equipment	—	4,000
Revaluation of redeemable convertible preferred stock warrants	422,000	120,000
Stock-based compensation	1,423,000	631,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(41,000)	38,000
Restricted cash	(9,905,000)	10,636,000
Deferred licensor payment	352,000	924,000
Other assets	(6,000)	(12,000)
Accounts payable and other accrued liabilities	1,021,000	(1,505,000)
Deferred revenue	(3,847,000)	(10,099,000)
Deferred development funds	10,392,000	(9,634,000)
Payable to licensor	1,268,000	—
Deferred rent	1,000	(1,000)
Net cash used in operating activities	(17,058,000)	(14,334,000)

Investing activities
Investment in property and equipment	(147,000)	(9,000)
Net cash used in investing activities	(147,000)	(9,000)

Financing activities
Proceeds from common stock option exercises	75,000	16,000
Deferred transaction costs	(2,367,000)	—
Net proceeds from issuance of convertible preferred stock	—	36,287,000
Net cash (used in) provided by financing activities	(2,292,000)	36,303,000

Net (decrease) increase in cash and cash equivalents	(19,497,000)	21,960,000
Cash and cash equivalents at beginning of period	34,577,000	21,676,000
Cash and cash equivalents at end of period	$15,080,000	$43,636,000

Supplemental disclosures related to non-cash activities
Issuance of redeemable convertible preferred stock warrants for senior loan facility commitment	$534,000	$345,000
Issuance of redeemable convertible preferred stock for licensor payment	$158,000	$—
Issuance of common stock for services rendered	$43,000	$—

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

September 30, 2012

(unaudited)

1. Organization and Basis of Presentation

KYTHERA Biopharmaceuticals, Inc. (“KYTHERA” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. The Company’s objective is to develop first-in-class, prescription aesthetic products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. The Company’s initial focus is on the facial aesthetics market, which comprises the majority of the aesthetics medicine market. The Company’s product candidate, ATX-101, is a potential first-in-class, injectable drug currently in Phase III clinical development for the reduction of submental fat, which commonly presents as an undesirable “double chin.”

KYTHERA was originally incorporated in Delaware in June 2004 under the name Dermion, Inc. It commenced operations in August 2005 and its name was changed to AESTHERx, Inc. In July 2006, the Company changed its name to KYTHERA Biopharmaceuticals, Inc.

Since commencement of operations in August 2005, the Company has devoted substantially all its efforts to the development of ATX-101, recruiting personnel and raising capital. In 2010, the Company entered into a License Agreement with Bayer Consumer Care AG and a Services, Research, Development and Collaboration Agreement with Bayer’s Affiliate, Intendis GmbH, collectively referred to as the collaboration arrangement with Bayer. Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s final Prospectus dated October 10, 2012 as filed by the Company with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933 relating to the Company’s Registration Statement on Form S-1 (Prospectus) (File No.333-181476).

On September 11, 2012, the Board of Directors approved a 1-for-2.6443 reverse stock split of the Company’s capital stock. All share and per share information included in the accompanying financial statements has been adjusted retroactively, where applicable, to reflect this reverse stock split.

On October 16, 2012, the Company completed its initial public offering (IPO) of 5,060,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock, at an offering price of $16.00 per share. The Company received net proceeds of approximately $72.6 million, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 11,545,000 shares of common stock and warrants exercisable for redeemable convertible preferred stock were automatically converted into warrants exercisable for 365,000 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $3,101,000 million to additional paid-in capital. The accompanying financial statements, including share and per share amounts, do not include the effects of the IPO.

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2012 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Prospectus as filed with the SEC dated October 10, 2012.

The accompanying interim balance sheet as of September 30, 2012, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011 and the footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements filed with the SEC on October 10, 2012, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our statement of financial position as of September 30, 2012, our statement of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and our cash flows for the nine months ended September 30, 2012 and 2011. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Property and Equipment

Property and equipment are recorded at historical cost and consisted of the following:

	September 30, 2012	December 31, 2011

Cameras	$923,000	$923,000
Computer hardware and electronics	120,000	90,000
Furniture and fixtures	211,000	103,000
Software	21,000	12,000
	1,275,000	1,128,000
Less accumulated depreciation	(850,000)	(408,000)
	$425,000	$720,000

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company disposed of $54,000 of computer hardware and electronics for the nine months ended September 30, 2011, with a recognized loss at disposal of $4,000 for the nine months ended September 30, 2011. The Company had no disposals during the nine months ended September 30, 2012

Deferred Transaction Costs

Deferred transaction costs reflect costs incurred related to the initial public offering, which will be offset against the transaction proceeds.

Redeemable Convertible Preferred Stock Warrants

Freestanding warrants that are related to the purchase of redeemable convertible preferred stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of warrant and other interest income (expense), net. Pursuant to the terms of these warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically become exercisable for shares of the Company’s common stock based upon the conversion ratio of the underlying class of preferred stock. The consummation of an initial public offering will result in the conversion of all classes of the Company’s preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants will be classified as a component of equity and no longer be subject to re-measurement.

The Company will continue to adjust the liability for changes in fair value until the earlier of the conversion, exercise or expiration of the warrants.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. The fair value of the warrant liability is discussed in Note 8, “Fair Value Measurements.”

Recent Accounting Pronouncements

In June 2011, a new accounting standard was issued that changed the disclosure requirements for the presentation of other comprehensive income, or OCI, in the financial statements, including the elimination of the option to present OCI in the statement of stockholders’ equity (deficit). OCI and its components will be required to be presented for both interim and annual periods either in a single financial statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement presenting OCI. This standard is required to be applied retrospectively for interim and annual periods beginning after December 15, 2011. This standard was adopted as of January 1, 2012 and the retrospective application of this standard did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued a GAAP update on fair value measurement, which eliminates certain differences between U.S. GAAP and International Financial Reporting Standards (IFRS), resulting in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company adopted this revised GAAP effective on January 1, 2012. The adoption of this revised GAAP does not have a material effect on the Company’s financial position, results of operations or cash flows.

3. Series B Redeemable Convertible Preferred Stock Warrants

In connection with a Bridge financing in 2006, the Company issued warrants exercisable for approximately 243,000 shares of Series B redeemable convertible preferred stock (Series B Preferred) at an exercise price of $7.6055 per share. The warrants expire in January 2013.

The Company has classified the warrants as a liability and has re-measured the liability to estimated fair value at September 30, 2012 and 2011, using the Black-Scholes option pricing model under the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 0.11% and 0.17% at September 30, 2012 and 2011, respectively, and volatility of 45% and 67% at September 30, 2012 and 2011, respectively.

The increase in the fair value of the warrants from issuance to September 30, 2012, totaled $1,205,000 and has been recorded in warrant and other interest income (expense), net, and included $32,000 of interest income, $391,000 of interest expense, $349,000 of interest expense and $170,000 of interest expense in the statements of operations and comprehensive loss for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, respectively.

4. Credit Facility

On March 21, 2011, the Company executed a debt financing agreement whereby the Company has access to borrow up to $15,000,000 of senior loan financing through January 1, 2012. On December 30, 2011, the Company amended its credit facility to provide for an extension of its drawdown period through December 1, 2012, provided that it had drawn down at least $5.0 million as of August 1, 2012. On July 23, 2012, the Company obtained an additional 60 day extension to the initial drawdown date from August 1, 2012 to October 1, 2012.  For each draw, the Company shall make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn. The debt is secured by all the Company’s assets, except for the Company’s intellectual property, which is subject to a negative pledge agreement.

Upon entry into the agreement, the Company issued warrants to purchase 34,000 shares of Series C redeemable convertible preferred stock (“Series C Preferred”) at an exercise price of $13.3530 which expire 10 years from the date of issuance, or March 21, 2021. The estimated fair value of the warrants at issuance of approximately $345,000 has been recorded as a deferred financing cost in prepaid expenses and other current assets and is being amortized to warrant and other interest income (expense), net, over the expected term of the loan.

Upon extension of the credit facility, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $13.9040 which expires 10 years from the date of issuance, or December 30, 2021. The estimated fair value of the warrant at issuance of approximately $1,074,000 has been recorded as a deferred financing cost in prepaid expenses and other current assets and is being amortized to warrant and other interest income (expense), net over the expected term of the loan.  As of September 30, 2012 and December 31, 2011, no amounts had been drawn.

The Company has classified the warrants as a liability and has re-measured the liability to estimated fair value using the Black-Scholes option pricing model. Assumptions used to revalue the Series C Preferred warrants at September 30, 2012 and 2011 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.34% and 1.84% and volatility of 75% and 81%, respectively. Assumptions used to revalue the Series D Preferred warrants at September 30, 2012 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.50% and volatility of 76% .

The increase in the fair value of the Series C Preferred warrants from issuance in March 2011 to September 30, 2012, totaled $55,000 and has been recorded in warrant and other interest income (expense), net, in the statements of operations and comprehensive loss, and included interest income of $6,000 for the three months ended September 30, 2012, interest income of $9,000 for the three months ended September 30, 2011, interest expense of $91,000 for the nine months ended September 30, 2012 and interest income of $50,000 for the nine months ended September 2011. The decrease in value of the Series D Preferred warrants from issuance in December 2011 to September 30, 2012 totaled $18,000 and has been recorded in warrant and other interest income (expense), net, in the statement of operations and comprehensive loss for the nine months ended September 30, 2012, including interest income of $16,000 for the three months ended September 30, 2012. There was no change in the fair value of the Series D Preferred warrants during the nine months ended September 30, 2011 due to the timing of issuance.

5. Redeemable Convertible Preferred Stock

In August 2005, the Company issued 1,711,000 shares of its Series A redeemable convertible preferred stock (Series A Preferred) at a price of $0.53 per share, for aggregate gross proceeds of $905,000. In addition, the Company issued an aggregate of 95,000 shares of Series A Preferred to service providers valued at $0.53 per share for services rendered.

In May 2006, the Company issued 3,944,000 shares of its Series B Preferred at a price of $7.6055 per share, for aggregate gross proceeds of $30,000,000 (including the conversion of the convertible promissory notes issued in January 2006). In addition, the Company issued an aggregate of approximately 37,000 shares of its Series B Preferred to Los Angeles Biomedical Research Institute pursuant to a license agreement which required the Company to issue shares of its capital stock with a value at issuance of $280,000. The Company recognized the $280,000 as research and development expense in 2005.

In May 2008, the Company issued 2,247,000 shares of Series C Preferred at a price of $13.3530 per share, for aggregate gross proceeds of $30,000,000.

The Series C Preferred financing also provided for an additional $10,000,000 investment (Additional Investment) from the investors in the Series C Preferred financing, where upon approval of not less than 75% of the members of the board of directors, the Company had the right to request the Series C investors to purchase, on a pro-rata basis, $10,000,000 of Series C Preferred at the Series C price of $13.3530 per share. In the event a Series C investor elected not to participate in the Additional Investment, the Company was permitted to issue and sell such investor’s pro rata portion of the Additional Investment to other investors approved by the board of directors.

On January 30, 2009, the Series C investors agreed to participate in the Additional Investment. The financing closed on July 1, 2009 and the Company issued 749,000 shares of its Series C Preferred for $10,000,000 in aggregate gross proceeds. In November 2010, the Company issued an additional 27,000 shares of its Series C Preferred valued at $13.3530 per share in exchange for services. On January 25, 2011, the board of directors approved an increase in the authorized number of Series C Preferred shares, increasing the number of authorized shares to 8,300,000.

In August 2011, the Company issued 2,692,000 shares of its Series D Preferred at a price of $13.9040 per share, for aggregate gross proceeds of $37,425,000.

6. Stockholders’ Deficit

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

	September 30, 2012	December 31, 2011
Conversion of preferred stock	11,545,000	11,533,000
Common stock options outstanding	1,896,000	1,436,000
Common stock options available for grant	128,000	631,000
Warrants outstanding to purchase Series B Preferred	245,000	245,000
Warrants outstanding to purchase Series C Preferred	34,000	34,000
Warrants outstanding to purchase Series D Preferred	86,000	86,000
Total common shares reserved for future issuance	13,934,000	13,965,000

Stock Options

In January 2010, the board of directors approved the Amended and Restated 2004 Stock Plan (the Plan), which provides for the granting of incentive and nonstatutory stock options and restricted stock to its employees, directors, and consultants at the discretion of the board of directors. As of September 30, 2012 and December 31, 2011, a total of 2,113,000  shares were authorized for grant under the Plan.

Stock options may be granted with exercise prices not less than the estimated fair value of the Company’s common stock. Incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock are exercisable up to five years from the date of grant. The Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Plan expire no later than ten years from the date of grant. Options granted to employees under the Plan vest over periods determined by the board of directors, generally over a period of one to four years. The Company has granted certain performance-based incentive stock option awards that vest based on the achievement of certain predetermined milestones. The board of directors determines the estimated fair value of its common stock based on assistance from an independent third-party valuation. The fair value of the Company’s common stock was determined to be $11.69 and $8.22 at September 30, 2012 and December 31, 2011, respectively.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the nine months ended September 30, 2012 and 2011, the Company applied forfeiture rates based on the Company’s historical forfeitures.

Total compensation cost recorded in the statements of operations and comprehensive loss, which includes stock-based compensation expense, restricted shares issued to founders subject to vesting and the value of stock and options issued to nonemployees for services are allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$212,000	$103,000	$578,000	$304,000
General and administrative	402,000	118,000	845,000	327,000
	$614,000	$221,000	$1,423,000	$631,000

As of September 30, 2012, there was $3,553,000 of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 2.63 years. For stock option awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

The Company continues to account for stock options issued to nonemployees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

7. Collaborations and Contingencies

Collaboration Arrangements

From time to time, the Company enters into collaborative arrangements for its research and development and manufacturing activities. Each collaboration is unique in nature and the Company’s significant agreements are discussed below.

Bayer

In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provides Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer’s affiliate, Intendis GmbH. These agreements are referred to jointly as the collaboration arrangement with Bayer, and Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid the Company an upfront license fee of approximately $21,319,000 and approximately $22,247,000 for research and development to fund a portion of Bayer’s European Phase III clinical trials. The Company is eligible to receive up to approximately $297,000,000 for certain development, manufacturing, regulatory and commercialization contingent payments upon the achievement by Bayer of specified events under our collaborative arrangement, as well as escalating royalties from the mid- to high-teens on Bayer’s net product sales of ATX-101. The first of these contingent event-based payments of $15,800,000 was received on May 31, 2012, triggered by the completion of Bayer’s European Phase III clinical trials for ATX-101, the receipt of two consecutive validated manufacturing lots and Bayer’s subsequent decision to pursue continued development and seek regulatory approval of ATX-101. This amount was recorded as revenue upon receipt as all revenue recognition criteria had been met. At this time, Bayer also elected to pursue additional research and development activities related to ATX-101, which are distinct from the original development activities, and subsequently funded $17,400,000 for these additional Bayer development activities. This payment was recorded as restricted cash and deferred development funds and will be recognized as an offset to development expense as the restricted cash is utilized to fund Bayer’s development activities. License fees received in connection with the entry into the collaboration agreement of $21,319,000 were deferred and recognized on a straight-line basis over the period of substantial involvement in collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer. These activities were completed as of May 31, 2012.

Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and are recognized as an offset to research and development expenses as the restricted cash is utilized to fund development activities. Restricted cash and deferred development funds were presented as current and long-term on the balance sheet and are based on the Company’s estimate of amounts that will be spent to fund development activities within the next 12 months. Amounts recognized as offsets to research and development expense were $1,769,000, $3,715,000, $8,311,000, and $11,396,000 for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, respectively.

Los Angeles Biomedical Research

In August 2005, the Company entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which it obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to the use of the active ingredient in ATX-101. The exclusive license requires the Company to pay LA Biomed a milestone payment of $500,000 upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to a total of $5,000,000, 50% of which the Company may elect to satisfy through the issuance of capital stock. Additionally, upon commercialization of a licensed product or service, the Company is obligated to pay low- to mid- single digit royalties on net product sales of ATX-101 by it and Bayer. In August 2010, due to the receipt of the upfront license fee from Bayer, the Company incurred non-royalty sublicense fees of $1,950,000, which was deferred and is being recognized as sublicense fee expense on a straight-line basis over the same period as the license income. During 2010, the Company made payments of cash and stock to LA Biomed totaling $390,000 related to the non-royalty sublicense fee incurred. The remainder of $1,560,000 will be due upon consummation of the Company’s initial public offering.

Additionally, due to the receipt of the contingent event-based payment of $15,800,000 payable from Bayer on May 31, 2012, the Company incurred an additional non-royalty sublicense fee of $1,580,000 to LA Biomed, of which $316,000 was paid in cash and stock during July 2012. The remainder will be due upon consummation of the Company’s initial public offering.

Contingencies

The Company may be subject to various litigation matters arising in the ordinary course of business from time to time. The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.

8. Fair Value Measurements

The Company applies various valuation approaches in determining the fair value of its financial assets and liabilities within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

At September 30, 2012 and December 31, 2011, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. The Company had no assets or liabilities classified as Level 2. The warrants issued for redeemable convertible preferred stock are categorized as Level 3. The fair values of these instruments are determined using models based on market observable inputs and management judgment. See discussion of fair value calculation at Note 3, “Series B Redeemable Convertible Preferred Stock Warrants” and Note 4, “Credit Facility.” There were no material re-measurements to fair value during the three and nine months ended September 30, 2012 and 2011 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Fair Value Measurement at September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
Assets
Cash equivalents	$8,314,000	$—	$—	$8,314,000
Total	$8,314,000	$—	$—	$8,314,000

Liabilities
Redeemable convertible preferred stock warrants	$—	$—	$3,101,000	$3,101,000
Total	$—	$—	$3,101,000	$3,101,000

	Fair Value Measurement at December 31, 2011 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Cash equivalents	$8,315,000	$—	$—	$8,315,000
Total	$8,315,000	$—	$—	$8,315,000

Liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$2,145,000	$2,145,000
Total	$—	$—	$2,145,000	$2,145,000

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

Liabilities
Balance at December 31, 2011	$2,145,000
Issuance of new warrants	534,000
Increase in fair value due to re-measurement	422,000
Balance at September 30, 2012	$3,101,000

Freestanding warrants that are related to the purchase of redeemable convertible preferred stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of warrant and other interest income (expense), net.

The Company will continue to adjust the liability for changes in fair value until the earlier of the conversion, exercise or expiration of the warrants. Reasonable changes in the assumptions used to calculate the fair value of the warrants would not result in significant changes in the fair value.

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts.

9. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At September 30, 2012, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of September 30, 2012, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2012 and 2011. The tax years 2005 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10. Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of converting redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and options. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock, and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share for the three and nine months ended September 30, 2012 and 2011.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Redeemable convertible preferred shares	11,541,000	9,749,000	11,536,000	9,147,000
Warrants outstanding	354,000	279,000	333,000	269,000
Stock options outstanding	1,860,000	1,392,000	1,734,000	1,382,000
	13,755,000	11,420,000	13,603,000	10,798,000

11. Subsequent Events

Credit Facility

The Company elected to draw down $5,000,000 of the available funds under its credit facility, effective October 1, 2012.  The remaining $10,000,000 is available for draw through December 1, 2012.

Reverse Stock Split

On October 8, 2012, the Company filed a certificate of amendment to its amended and restated certificate of incorporation that effected a reverse stock split of the Company’s common and preferred stock in which each 2.6443 shares of common and preferred stock outstanding or held in treasury immediately prior to such time was combined into one share of common stock. The par value of the common stock remained $0.00001 per share. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Authorized Share Capital

In October 2012, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.00001 per share and 5,000,000 authorized shares of preferred stock with a par value of $0.00001 per share.

Initial Public Offering (IPO)

On October 16, 2012, the Company completed its IPO of 5,060,000 shares of common stock at an offering price of $16.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock. The Company received net proceeds of approximately $72.6 million, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible redeemable preferred stock were automatically converted into 11,545,000 shares of common stock and warrants exercisable for redeemable convertible preferred stock were automatically converted into warrants exercisable for 365,000 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $3,101,000 to additional paid-in capital. The financial statements as of September 30, 2012, including share and per share amounts, do not include the effects of the IPO.

The table below shows, on a pro forma basis, the impact of the Company’s IPO on certain condensed balance sheet items. The pro forma condensed balance sheet data below gives effect to conversion of all of our outstanding shares of convertible preferred stock into 11,545,000 shares of common stock and warrants exercisable for redeemable convertible preferred stock were automatically converted into warrants exercisable for 365,000 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $3,101,000 to additional paid-in capital. The pro forma condensed balance sheet data below also gives effect to the sale of 5,060,000 shares of common stock from the IPO at an offering price of $16.00 per share, after deducting the underwriting discounts and commissions and offering related transaction expenses. The amounts presented in the table below are in thousands:

	As of September 30, 2012
	Actual	Pro Forma
Balance Sheet Data:
Cash and cash equivalents	$15,080	$90,040
Working capital	11,945	84,538
Total assets	37,605	110,198
Redeemable convertible preferred stock warrant liability	3,101	—
Redeemable convertible preferred stock	107,745	—
Accumulated deficit	(102,270)	(102,270)
Total stockholders’ (deficit) equity	$(98,447)	$84,992

LA Biomed Sublicense Payment

Pursuant to the terms of the license agreement with LA Biomed and the consummation of the IPO, the Company will settle 50% of the $2,828,000 of sublicense fees payable as of September 30, 2012 through the issuance of common stock and paid the remaining 50% in cash.

Equity Plans

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Plan (“2012 Plan”), that became effective upon the completion of the IPO.

The 2012 Plan serves as the successor equity incentive plan to our 2004 Plan and has 378,171 shares of common stock available for issuance plus any shares of common stock issued pursuant to the 2004 Plan or subject to awards granted under the 2004 Plan that are forfeited, repurchased, returned or otherwise become available for issuance in accordance with the terms of the 2004 Plan. In addition, this plan reserve will automatically increase on January 1, 2013 and each subsequent anniversary through 2022, by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on October 10, 2012.

In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug currently in Phase III clinical development for the reduction of submental fat, which commonly presents as an undesirable “double chin.” Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and durable results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market. ATX-101 is our only product candidate in clinical development and we are substantially dependent on its regulatory approval and successful commercialization.

Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101. In August 2010, we entered into a license agreement and related collaboration agreement with Bayer to develop and commercialize ATX-101 for all indications. We have retained all rights to develop and commercialize ATX-101 in the United States and Canada and Bayer exclusively licensed the rights to ATX-101 in the rest of the world. We have not filed for approval with the FDA and Bayer has not filed for approval with any foreign regulatory agencies for the commercialization of ATX-101 and we have not generated any revenue from product sales. Through September 30, 2012, we have funded substantially all of our operations through the sale and issuance of our preferred stock and convertible debt and amounts received from U.S. Government grants and pursuant to our collaboration arrangement with Bayer.

We have never been profitable and, as of September 30, 2012, we had an accumulated deficit of $102.3 million. We incurred net losses of approximately $2.3 million, $16.4 million, $5.5 million and $18.8 million for the three months ended September 30, 2011 and 2012 and nine months ended September 30, 2011 and 2012, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

On October 16, 2012, we completed our IPO of 5,060,000 shares of common stock at an offering price of $16.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock. We received net proceeds of approximately $72.6 million, after deducting underwriting discounts, commissions and offering related transaction costs.

Financial Overview

Revenue

To date, all of our revenue has been derived from license fees we have received pursuant to our collaboration arrangement with Bayer. We have not generated any revenue from product sales.

In the future, if ATX-101 is approved for commercial sale in the United States and Canada, we may generate revenue from product sales. Pursuant to our license agreement with Bayer, we may generate additional revenue from a combination of payments of up to approximately $297.0 million contingent upon Bayer’s achievement of specified regulatory and commercialization milestones and tiered escalating royalties in the mid- to high-teens on Bayer’s sales of ATX-101. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer’s decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement. We expect that any revenue we generate from our license agreement will fluctuate from quarter to quarter as a result of the uncertain timing and amount of license fees, milestone payments, royalties and other payments.

Even if ATX-101 is approved for commercial sale, we do not expect to generate revenue from product sales until at least 2015, if at all. If we fail to complete the development of ATX-101, or other product candidates, in a timely manner or to obtain regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Major components of our research and development costs are personnel costs, including cash compensation and stock-based compensation expense, pre-clinical studies, clinical trials and related clinical manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In the three months ended September 30, 2011 and 2012 and the nine months ended September 30, 2011 and 2012, we spent $3.2 million, $13.9 million, $9.6 million and $28.8 million, respectively, on research and development expenses. Since inception through September 30, 2012, we have spent approximately $63.9 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses will increase for the foreseeable future as we seek to complete our Phase III clinical development of ATX-101 in the United States and Canada, and to advance our early-stage research projects.

General and Administrative Expenses

Our general and administrative costs primarily consist of personnel costs, including cash compensation and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the three months ended September 30, 2011 and 2012 and for the nine months ended September 30, 2011 and 2012 our general and administrative expenses totaled approximately $1.7 million, $2.4 million, $4.9 million and $7.1 million, respectively. We expect our general and administrative costs will increase as we increase our headcount and expand our facility and information technology to support our operations as a public company and as we look to prepare for a potential commercial launch of ATX-101, if approved for sale. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Collaboration Arrangement with Bayer

In August 2010, we entered into a license agreement with Bayer Consumer Care AG and a related collaboration agreement with Bayer’s affiliate, Intendis GmbH. We refer to these agreements jointly as our collaboration arrangement with Bayer, and we refer to Bayer Consumer Care AG and Intendis GmbH jointly as Bayer. Pursuant to our collaboration arrangement, we licensed to Bayer all of the development and commercial rights to ATX-101 outside the United States and Canada. In connection with establishing the collaboration arrangement, we received upfront payments of $43.6 million in 2010 comprised of license fees and amounts to fund certain further global development activities of ATX-101. We remain eligible to receive up to an aggregate of approximately $297.0 million in additional payments contingent upon Bayer’s achievement of specified regulatory and commercialization milestones, as well as escalating royalties from the mid- to high-teens on Bayer’s net product sales of ATX-101. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer’s decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further Bayer global development activities of ATX-101 under the terms of the collaboration arrangement.

License Fees

License fees we received in 2010 of approximately $21.3 million have been deferred and were recognized on a straight-line basis over the expected period of substantial involvement in the collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer and completion of which was a condition to Bayer’s decision to pursue continued development and regulatory approval for ATX-101. These activities were completed as of May 31, 2012.

Collaboration Development Funds

Additionally, we have received approximately $39.6 million to fund certain further global development activities of ATX-101, which were recorded as restricted cash and deferred development funds and are an offset to research and development expenses as the restricted cash is utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $3.7 million, $1.8 million, $11.4 million and $8.3 million for the three months ended September 30, 2011 and 2012 and the nine months ended September 30, 2011 and 2012, respectively.

Los Angeles Biomedical Research Institute

We entered into a license agreement with the Los Angeles Biomedical Research Institute, or LA Biomed, in August 2005, which granted us exclusive worldwide rights to key intellectual property for the active ingredient in ATX-101. As part of this license agreement, we incur sublicense fees equal to 10% of any non-royalty sublicense income, up to a total of an aggregate of $5.0 million. We are obligated to pay LA Biomed low- to mid-single digit royalties on net product sales of ATX-101 by us and Bayer. Additionally, we will incur a milestone payment of $0.5 million upon receipt of marketing approval.

In August 2010, due to the receipt of the license fee income from Bayer, we incurred non-royalty sublicense fees of $2.0 million, which was deferred and is being recorded as sublicense expense on a straight-line basis over the same period as the license income recorded. During 2010, we made payments to LA Biomed in cash and stock totaling $0.4 million related to the non-royalty sublicense fee incurred and the remaining $1.6 million is due upon consummation of our IPO. Due to the receipt of the $15.8 million contingent event-based payment from Bayer in May 2012, we incurred an additional non-royalty sublicense fee of $1.6 million due to LA Biomed, of which we have paid $0.3 million, and the remaining amount is due upon consummation of our IPO. We will pay 50% of the $2.8 million of outstanding license fees as of September 30, 2012 through the issuance of our common stock and we paid the remaining 50% in cash.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates.

There have been no significant changes in critical accounting policies during the nine months ended September 30, 2012, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our final Prospectus dated October 10, 2012 as filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933 relating to the Company’s Registration Statement No. 333-175514 on Form S-1.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2012 (unaudited)

	Three Months Ended September 30,		Change
	2011	2012	$	%
	(unaudited)
	(in thousands, except percentages)
License income	$3,366	$—	$(3,366)	(100)%
Sublicense expense	308	—	(308)	(100)
Gross margin	3,058	—	(3,058)	(100)
Operating expenses:
Research and development	3,240	13,923	10,683	330%
General and administrative	1,732	2,439	707	41
Total operating expenses	4,972	16,362	11,390	229
Loss from operations	(1,914)	(16,362)	14,448	755
Warrant and other interest income (expense), net	(405)	(24)	(381)	(94)
Net loss	$(2,319)	$(16,386)	$14,067	607%

License income.  License income in the quarter ended September 30, 2011 represents the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was fully amortized by May 31, 2012.

Sublicense expense.  Sublicense expense in the quarter ended September 30, 2011 represents the recognition of the amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to our license agreement with Bayer, which is being recognized on a straight-line basis over the same period that the license income is recorded. No expense was recorded for the quarter ended September 30, 2012 as it was fully amortized by May 31, 2012.

Research and development expenses.  Research and development expenses increased $10.7 million, or 330%, from $3.2 million for the three months ended September 30, 2011 to $13.9 million for the three months ended September 30, 2012. The increase is primarily due to an increase in clinical trial costs of approximately $8.1 million due to the initiation of our U.S. Phase III clinical trials and open label study, with the remainder primarily attributable to an increase in personnel and consultant expense due to an increase in research and development activities in connection with our U.S. Phase III clinical trials, the FDA approval process and preparations for commercialization.

General and administrative expenses.  General and administrative expenses increased by $0.7 million, or 41%, from $1.7 million for the three months ended September 30, 2011 to $2.4 million for the three months ended September 30, 2012. The increase is primarily due to increased consulting costs and personnel costs associated with an increase in headcount.

Warrant and other interest income (expense), net.  Warrant and other interest income (expense), net, decreased by $0.4 million from expense of $0.4 million for the three months ended September 30, 2011 to expense of $24,000 for the three months ended September 30, 2012. The decrease in warrant and other interest income (expense), net is primarily due to the fair value revaluation of the redeemable convertible preferred stock warrants.

Comparison of Nine Months Ended September 30, 2011 and 2012 (unaudited)

	Nine Months Ended September 30,		Change
	2011	2012	$	%
	(unaudited)
	(in thousands, except percentages)
License income	$10,099	$19,687	$9,588	95%
Sublicense expense	924	1,936	1,012	110
Gross margin	9,175	17,751	8,576	93
Operating expenses:
Research and development	9,593	28,808	19,215	200
General and administrative	4,934	7,102	2,168	44
Total operating expenses	14,527	35,910	21,383	147
Loss from operations	(5,352)	(18,159)	12,807	239
Warrant and other interest income (expense), net	(172)	(604)	432	251
Net loss	$(5,524)	$(18,763)	$13,239	240%

License income.  License income represents the recognition of the $15.8 million contingent event-based payment from Bayer in May 2012, as well as the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was amortized on a straight-line basis through May 31, 2012. The increase of $9.6 million from $10.1 million for the nine months ended September 30, 2011 to $19.7 million for the nine months ended September 30, 2012 is primarily due to the recognition of the $15.8 million contingent event based payment from Bayer in May 2012, offset by a decrease in amortization of the upfront license fees of $6.2 million as it was fully amortized by May 31, 2012.

Sublicense expense.  Sublicense expense represents the recognition of the $1.6 million non-royalty sublicense fee payable to LA Biomed as a result of the receipt of the $15.8 million contingent event-based payment from Bayer in May 2012, as well as the remaining amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to our license agreement with Bayer, which is being recognized on a straight-line basis over the same period that the license income is recorded. The increase of $1.0 million from $0.9 million for the nine months ended September 30, 2011 to $1.9 million for the nine months ended September 30, 2012 is due to the recognition of the $1.6 million non-royalty sublicense fee in May 2012, offset by a decrease in the amortization of the sublicense fee associated with the upfront license fees recorded in 2011 but not in 2012 as it was fully amortized by May 31, 2012.

Research and development expenses.  Research and development expenses increased $19.2 million, or 200%, from $9.6 million for the nine months ended September 30, 2011 to $28.8 million for the nine months ended September 30, 2012. The increase is primarily due to an increase in clinical trial costs of approximately $14.9 million due to the initiation of our U.S. Phase III clinical trials and open label study, with the remainder primarily attributable to an increase in personnel and consultant expense due to an increase in research and development activities in connection with our U.S. Phase III clinical trials, the FDA approval process and preparations for commercialization.

General and administrative expenses.  General and administrative expenses increased by $2.2 million, or 44%, from $4.9 million for the nine months ended September 30, 2011 to $7.1 million for the nine months ended September 30, 2012. The increase is primarily due to increased spending on patent filings and related intellectual property costs, increased consulting costs, and increased personnel costs associated with an increase in headcount.

Warrant and other interest income (expense), net.  Warrant and other interest income (expense), net, increased by $0.4 million from expense of $0.2 million for the nine months ended September 30, 2011 to expense of $0.6 million for the nine months ended September 30, 2012. The increase in warrant and other interest income (expense), net is primarily due to the fair value revaluation of the redeemable convertible preferred stock warrants.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $5.5 million and $18.8 million, and used $14.3 million and $17.1 million of cash flows for our operating activities for the nine months ended September 30, 2011 and 2012, respectively. At September 30, 2012, we had an accumulated deficit of $102.3 million.

As of September 30, 2012, we had working capital of $11.9 million. Historically, we have principally financed our operations through private placements of redeemable convertible preferred stock and convertible debt, which was subsequently converted in 2006, and amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate, ATX-101. Through September 30, 2012, we have received net proceeds of $107.7 million from the issuance of redeemable convertible preferred stock and convertible debt. At September 30, 2012, we had capital resources consisting of cash and cash equivalents and restricted cash of $32.4 million, of which $17.3 million was restricted, and access to $15.0 million through our credit facility, of which $5.0 million was drawn on October 1, 2012. Our cash is invested primarily in money market funds and FDIC insured demand deposit accounts. Restricted cash was received in accordance with our collaboration arrangement with Bayer in order to fund continued development of ATX-101 under the terms of our collaboration agreement.

In accordance with the terms of the collaboration arrangement with Bayer, we received a contingent event-based payment on May 31, 2012 for $15.8 million triggered by Bayer’s decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement. Due to the receipt of the contingent event-based payment, we incurred an additional non-royalty sublicense fee of $1.6 million due to LA Biomed, of which we have paid $0.3 million, and the remaining amount was due upon consummation of our IPO. We will pay 50% of the $2.8 million of outstanding license fees as of September 30, 2012 through the issuance of our common stock and we paid the remaining 50% in cash.

On October 16, 2012, we completed our IPO of 5,060,000 shares of common stock at an offering price of $16.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock. We received net proceeds of approximately $72.6 million, after deducting underwriting discounts, commissions and offering related transaction costs.

We expect our cash expenditures to increase in the near term as we fund our U.S. Phase III clinical trials of our product candidate, ATX-101. Additionally, as a public company, we will incur significant audit, legal, and other expenses that we did not incur as a private company. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months.  However, we may need to raise substantial additional financing in the future to fund our operations.

Our future capital requirements depend on many factors, including:

•the results of our U.S. Phase III clinical trials for ATX-101;

•whether Bayer continues to pursue or terminates our collaboration arrangement for the development and commercialization of ATX-101;

•the amount and timing of any milestone payments or royalties we may receive from Bayer pursuant to our collaboration arrangement;

•the number and characteristics of any other product candidates we develop or acquire;

•the scope, progress, results and costs of researching and developing ATX-101 or any future product candidates, and conducting preclinical and clinical trials;

•the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 or any future product candidates;

•the cost of commercialization activities if ATX-101 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•the cost of manufacturing ATX-101 and any future product candidates and any products we successfully commercialize;

•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•any product liability or other lawsuits related to our products;

•our ability to draw funds from our existing credit facility;

•the expenses needed to attract and retain skilled personnel;

•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

Credit Facility

On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P., which we refer to as our credit facility, whereby we have access to borrow up to $15.0 million of senior loan financing through January 1, 2012. On December 30, 2011, we amended our credit facility to provide for an extension of our drawdown period through December 1, 2012, provided that we had drawn down at least $5.0 million as of August 1, 2012. On July 23, 2012, we amended the credit facility to extend the August 1, 2012 deadline for our $5.0 million drawdown to October 1, 2012, while maintaining the full drawdown period through December 1, 2012. For each drawdown, we will make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn. The debt is secured by all of our assets, except for intellectual property, which is subject to a negative pledge agreement. In accordance with the terms of the credit facility, we issued a warrant to Lighthouse Capital Partners in March 2011 to purchase 33,700 shares of our Series C redeemable convertible preferred stock at a price per share of $13.3530 and subsequently issued a warrant to Lighthouse Capital Partners in December 2011 to purchase up to 86,306 shares of our Series D redeemable convertible preferred stock at a price per share of $13.9040, which was initially exercisable for up to 43,152 shares. As a condition of the credit facility amendment on July 23, 2012, the remaining 43,154 shares of Series D redeemable convertible preferred stock issuable pursuant to the warrant became exercisable.

The credit facility includes various covenants. As of December 31, 2011 and September 30, 2012, no amounts were outstanding under our credit facility and we were in compliance with all required covenants. We elected to draw down $5.0 million of the available funds effective October 1, 2012.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2011 and 2012.

	Nine Months Ended September 30,
	2011	2012
	(unaudited)
	(in thousand)
Net cash (used in) provided by
Operating activities	$(14,334)	$(17,058)
Investing activities	(9)	(147)
Financing activities	36,303	(2,292)
Net increase (decrease) in cash and cash equivalents	$21,960	$(19,497)

Net cash used in operating activities.  Net cash used in operating activities was $17.1 million for the nine months ended September 30, 2012 and consisted primarily of a net loss of $18.8 million and stock based compensation of $1.4 million. The significant items in the change in operating assets and liabilities include an increase in restricted cash of $9.9 million and a decrease in deferred revenue of $3.8 million, offset by an increase in deferred development funds of $10.4 million and an increase in payable to licensor of $1.3 million. The decrease in deferred revenue is due to the recognition of the remaining unamortized portion of the upfront license payment received as part of our license agreement with Bayer. The increase in the deferred development funds and restricted cash is due to the receipt of $17.4 million in May 2012 under the collaboration agreement with Bayer.

Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2011 and consisted primarily of a net loss of $5.5 million and stock based compensation expense of $0.6 million. The significant items in the change in operating assets and liabilities include a decrease in accounts payable and other accrued liabilities of $1.5 million, a decrease in deferred revenue of $10.1 million, and a decrease in deferred development funds of $9.6 million, offset by a decrease in restricted cash of $10.6 million. The decrease in accounts payable and accrued liabilities is due to the timing of work completed relative to payments for that work. The decrease in deferred revenue is due to the recognition of a portion of the upfront license payment received as part of our license agreement with Bayer. The decrease in the deferred development funds and restricted cash is due to the continuing performance of our obligations under the collaboration agreement with Bayer.

Net cash used in investing activities.  Net cash used in investing activities for the nine months ended September 30, 2011 and 2012 was $9,000, and $0.1 million respectively, and consisted of purchases of fixed assets.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $36.3 million for the nine months ended September 30, 2011, which was primarily due to proceeds from the issuance of Series D redeemable convertible preferred stock. Net cash used in financing activities in the nine months ended September 30, 2012 was $2.3 million and was due to deferred transaction costs of $2.4 million offset by proceeds received from the exercise of stock options to purchase shares of our common stock.

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

In accordance with our certificate of incorporation and bylaws, we have indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we have director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, except warrants and stock options.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rates fluctuations. Due to the fixed interest rate of our credit facility, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates.

Cash and Cash Equivalents and Restricted Cash

As of September 30, 2012, we had cash and cash equivalents and restricted cash of $32.4 million, of which $17.3 million is restricted. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At September 30, 2012, our cash and cash equivalents were comprised of funds in cash and money market accounts. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate Fluctuations

As part of our license agreement with Bayer, we may, in the future, receive royalties and milestone payments based on sales of ATX-101 denominated in Euros. As such, in the future, we may be subject to fluctuations in foreign currency exchange rate risk. We are not currently exposed to any foreign currency exchange rate risk and, as a result, we do not currently hedge any foreign currency exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q.

Risks Related to Our Business and our Limited Operating History

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate and no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, which is currently in Phase III clinical development. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2010 and 2011 and for the nine months ended September 30, 2012 was approximately $16.0 million, $11.2 million and $18.8 million, respectively. As of September 30, 2012, we had an accumulated deficit of $102.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on the success of our only product candidate, ATX-101, which is currently in Phase III clinical development.

To date, we have invested nearly all of our efforts and financial resources in the research and development of ATX-101, which is currently our only product candidate. In particular, we have completed six Phase I and three Phase II clinical studies, and we have completed enrollment for our U.S. Phase III clinical trial for ATX-101.

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development and commercialization of ATX-101 and any future product candidates. The clinical and commercial success of ATX-101 will depend on a number of factors, including the following:

•                  timely completion of our ongoing U.S. Phase III clinical trials or other clinical trials, which may be slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

•                  our ability to demonstrate the safety and efficacy of ATX-101 to the satisfaction of the FDA;

•                  Bayer’s ability to obtain, and timing of, regulatory approval of ATX-101 outside the United States and Canada;

•                  any unexpected results from further analysis beyond the topline data of Bayer’s completed European Phase III clinical trials of ATX-101;

•                  whether we or Bayer are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials;

•                  the ability of Bayer to successfully commercialize ATX-101 outside the United States and Canada, if approved for marketing and sale by applicable regulatory agencies;

•                  our success in educating physicians and patients about the benefits, administration and use of ATX-101;

•                  the incidence, duration and severity of adverse side effects;

•                  the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•                  achieving and maintaining compliance with all regulatory requirements applicable to ATX-101;

•                  the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•                  the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations in the United States and Canada;

•                  the ability of our third-party manufacturers to manufacture clinical trial supplies of ATX-101 or any future product candidates, to remain in good standing with regulatory agencies, and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•                  our ability to successfully commercialize ATX-101 in the United States and Canada, if approved for marketing and sale in such countries, whether alone or in collaboration with others;

•                  our ability to enforce our intellectual property rights in and to ATX-101;

•                  our ability to avoid third-party patent interference or patent infringement claims;

•                  acceptance of ATX-101 as safe and effective by patients and the medical community; and

•                  a continued acceptable safety profile of ATX-101 following approval.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of ATX-101. If we are not successful in commercializing ATX-101, or are significantly delayed in doing so, our business will be materially harmed.

We or Bayer may be unable to obtain regulatory approval for ATX-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of ATX-101 and adversely impact our potential to generate revenue, our business and our results of operations.

To gain approval to market a drug product, we, or Bayer in the case of ATX-101 outside of the United States and Canada, must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, efficacy and compliant manufacture of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties, including Bayer, may not be indicative of the results in trials we may conduct.

Our only product candidate, ATX-101, is currently in Phase III clinical development, and our business currently depends entirely on its successful development, regulatory approval and commercialization. We currently have no drug products approved for sale, and neither we nor Bayer may ever obtain regulatory approval to commercialize ATX-101. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market ATX-101 in the United States until we receive approval of an NDA from the FDA, and Bayer is not permitted to market ATX-101 in any foreign countries until it receives the requisite approval from the regulatory authorities of such countries.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of ATX-101 for many reasons, including:

•                  our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that ATX-101 is safe and effective for the requested indication;

•                  the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

•                  our inability to demonstrate the clinical and other benefits of ATX-101 outweigh any safety or other perceived risks;

•                  the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•                  the FDA’s or the applicable foreign regulatory agency’s non-approval of ATX-101’s chemistry, manufacturing or controls;

•                  the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we or Bayer contract; or

•                 the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our regulatory filings insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Further, we are not conducting our U.S. Phase III clinical trials under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA there can be no assurance that the FDA will agree with our Phase III clinical trial protocol.

Even if we or Bayer eventually complete clinical testing and receive approval of an NDA or foreign regulatory filing for ATX-101, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve ATX-101 for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we and Bayer believe is necessary or desirable for the successful commercialization of ATX-101. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of ATX-101 and would materially adversely impact our business and prospects.

Even if ATX-101 or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we obtain FDA or other regulatory approvals, ATX-101 or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. Market acceptance of ATX-101 or any future product candidates for which we receive approval depends on a number of factors, including:

•                  the safety and efficacy of the product as demonstrated in clinical trials;

•                  the clinical indications and labeling for which the product is approved;

•                  acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•                  proper training and administration of our products by physicians;

•                  the potential and perceived advantages of our product candidates over alternative treatments;

•                  the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•                  the willingness of patients to pay for ATX-101 and other aesthetic treatments in general, relative to other discretionary items, especially during economically challenging times;

•                  relative convenience and ease of administration;

•                  the incidence, duration and severity of adverse side effects; and

•                  the effectiveness of our and Bayer’s sales and marketing efforts.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. In particular, we have now completed enrollment for our U.S. Phase III clinical program for ATX-101, which will require substantial funds to complete. As of September 30, 2012, we had working capital of $11.9 million and capital resources consisting of cash and cash equivalents and restricted cash of $32.4 million, of which $17.3 million was restricted, and access to $15.0 million under our credit facility of which we have subsequently drawn down $5.0 million. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of ATX-101 and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 and any future product candidates.

We believe our existing cash and cash equivalents and existing credit facility, together with our IPO proceeds, will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•                  the results of our U.S. Phase III clinical trials for ATX-101;

•                  whether Bayer continues to pursue or terminates our collaboration arrangement for the development and commercialization of ATX-101;

•                  the amount and timing of any milestone payments or royalties we may receive from Bayer pursuant to our collaboration arrangement;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 or any future product candidates;

•                  the number and characteristics of any additional product candidates we develop or acquire;

•                  the scope, progress, results and costs of researching and developing ATX-101 or any future product candidates, and conducting preclinical and clinical trials;

•                  the cost of commercialization activities if ATX-101 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•                  the cost of manufacturing ATX-101 or any future product candidates and any products we successfully commercialize;

•                  our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•                  any product liability or other lawsuits related to our products or commenced against us;

•                  our ability to draw funds from our existing credit facility;

•                  the expenses needed to attract and retain skilled personnel;

•                  the costs associated with being a public company;

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•                  the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•                  delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for ATX-101 or any future product candidate;

•                  delay, limit, reduce or terminate our research and development activities; or

•                  delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize ATX-101 or any future product candidate.

The positive topline results from Bayer’s European Phase III clinical trials assessing the safety, efficacy and tolerability of ATX-101 for the reduction of moderate to severe submental fat may not be indicative of the results of our ongoing U.S. and Canadian pivotal Phase III clinical trials.

In the second quarter of 2012, positive topline results from Bayer’s recently completed European pivotal Phase III trials assessing the safety, tolerability and efficacy of ATX-101 for the reduction of moderate to severe submental fat were announced. Additional data from the European Phase III trials may become available and may have a bearing on the safety, tolerability and efficacy of ATX-101 for the reduction of moderate to severe submental fat. These two trials, which included a total of 723 patients, each met the pre-specified primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat, for both the 1 and 2 mg/cm2 doses compared to placebo, as assessed by: percentage of patients with at least a 1-point improvement on the 5-point Clinician-Reported Submental Fat Rating Scale (CR-SMFRS), and percentage of patients expressing satisfaction with their appearance in association with their face and chin as measured by a rating of 4 or higher on the 7-point Subject Self Rating Scale (SSRS). Positive topline results in the European Phase III clinical trials are not necessarily indicative of the results of our ongoing U.S. and Canadian pivotal Phase III clinical trials.

In addition, while our U.S. and Canadian pivotal Phase III clinical trials will also utilize the CR-SMFRS and Patient Reported Submental Fat Rating Scale (PR-SMFRS), they differ from the European Phase III trials in that these two scales will be used together as a composite to define a responder as a patient who simultaneously achieves a pre-defined threshold of improvement on both the CR-SMFRS and PR-SMFRS measures. While this composite analysis is designed to eliminate variances that may be seen in data from either scale alone, it substantially increases the difficulty in achieving any given threshold of improvement. Further, our U.S. and Canadian Phase III clinical trials pre-specify two different thresholds as co-primary endpoints: a 1-grade improvement in the CR-SMFRS / PR-SMFRS composite, and a 2-grade improvement in the CR-SMFRS / PR-SMFRS composite. The requirement of a 2-grade composite threshold represents a more difficult statistical standard for both product and scale performance. Therefore, unless we meet both co-primary endpoints in our U.S. and Canadian pivotal Phase III clinical trials, we may be unable to demonstrate the efficacy, safety and tolerability of ATX-101 for reduction of moderate to severe submental fat to regulators and we may be unable to achieve FDA approval for ATX-101 in the U.S.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the clinical trial process. For example, we have in the past terminated early-stage development and clinical programs for other potential drug candidates due to a lack of sufficient efficacy or the potential for unacceptable adverse reactions to a particular drug candidate, as well as our desire to concentrate our efforts on the development of ATX-101. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical studies for ATX-101 do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We may experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

•                  obtain regulatory approval to commence a trial;

•                  reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  obtain institutional review board, or IRB, approval at each site;

•                  recruit suitable patients to participate in a trial;

•                  have patients complete a trial or return for post-treatment follow-up;

•                  have clinical sites observe trial protocol or continue to participate in a trial;

•                  address any patient safety concerns that arise during the course of a trial;

•                  address any conflicts with new or existing laws or regulations;

•                  add a sufficient number of clinical trial sites; or

•                  manufacture sufficient quantities of product candidate for use in clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with the requirements of the relevant regulatory filing (including clinical protocol and manufacturing), inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of a product candidate.

The commercial success of ATX-101 outside of the United States and Canada depends significantly on the development and marketing efforts of Bayer, and if Bayer fails to perform as expected, or is unable to obtain the required regulatory approvals for ATX-101, the potential for us to generate future revenue from ATX-101 outside the United States and Canada would be significantly reduced and our business would be materially and adversely harmed.

In August 2010, we entered into a license agreement and a related collaboration agreement with Bayer. Under our collaboration arrangement, Bayer assumed responsibility for obtaining and maintaining regulatory approval for ATX-101 from regulatory agencies outside of the United States and Canada. Bayer is solely responsible for the commercialization of ATX-101 outside the United States and Canada, if regulatory approval is achieved in those territories. The potential for us to generate revenue from ATX-101 outside of the United States and Canada depends entirely on the successful development, regulatory approval, marketing and commercialization of ATX-101 by Bayer, which is outside of our control. Any of the following events or factors could have a material adverse effect on the potential and timing for us to receive development, regulatory and commercial milestone payments and generate royalties from Bayer from the sale of ATX-101 outside of the United States and Canada:

•                  Bayer’s receipt of, or failure to comply with, additional requests and recommendations from relevant foreign regulatory agencies, including any request for additional clinical trials;

•                 Bayer’s inability to obtain all necessary approvals from regulatory agencies outside the United States and Canada;

•                  Bayer’s failure to commit adequate resources to the development, regulatory approval, marketing and distribution of ATX-101;

•                  any unexpected results from further analysis beyond topline data of Bayer’s completed European Phase III clinical trials of ATX-101;

•                  any failure to manufacture ATX-101 in compliance with requirements of relevant regulatory agencies and in commercial quantities sufficient to meet market demand;

•                  any failure of ATX-101 to achieve market acceptance by physicians and patients; and

•                  any failure of ATX-101 to compete successfully against alternative products and therapies.

In order to obtain approval from applicable foreign regulatory agencies, for ATX-101, Bayer will need to demonstrate, through adequate and well-controlled clinical trials, that ATX-101 is safe and effective for each proposed indication. However, ATX-101 may not be approved by foreign regulatory agencies even though it has met its specified endpoints in the pivotal European Phase III clinical trials, conducted to date, which were overseen by Bayer. The applicable foreign regulatory agencies may disagree with the trial design and/or the interpretation of data from clinical trials, may ask Bayer to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for the clinical trials. The applicable foreign regulatory agencies may also approve ATX-101 for more limited indications than Bayer may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the applicable foreign regulatory agencies may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of ATX-101.

If Bayer does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to ATX-101 in the territories Bayer has licensed from us could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of ATX-101 outside the United States and Canada. In that event, we would likely be required to substantially limit the size and scope of the development and commercialization of ATX-101 or seek additional financing to fund further development, and our potential to generate future revenue from ATX-101 outside the United States and Canada would be significantly reduced and our business would be materially and adversely harmed.

ATX-101, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The aesthetic product market, and the facial aesthetics market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We and Bayer are seeking regulatory approval of ATX-101 for the reduction in submental fat. We anticipate that ATX-101, if approved, may, for some patients, compete for a share of their discretionary budget with other facial aesthetic products, including injectable botulinum toxins and dermal fillers, as well as share of mind within the physician’s office for improving facial aesthetics. In addition, we expect that ATX-101, if approved, will compete with new and existing therapies for the treatment of localized fat, including, liposuction and other surgical procedures, as well as other new technologies aimed at fat reduction, including laser energy-based and ultrasound energy-based products. We believe that some of these products have been or may be marketed and used for the reduction of submental fat even though they have not been approved for that purpose. If approved, ATX-101 may also compete with unapproved and off-label fat reduction treatments. For example, we are aware that there are entities such as compounding pharmacies and device manufacturers that have manufactured quantities of deoxycholic acid-based formulations, which have been sold as fat reduction treatments without approval from the FDA or other foreign governmental regulatory body equivalents. In order to compete successfully in the aesthetics market, we will have to demonstrate that the reduction of submental fat with ATX-101 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies for the reduction of submental fat.

ATX-101, if approved, will compete for patient and physician resources and mindshare with products and technologies that are not primarily related to fat reduction, such as injectable botulinum toxins, dermal fillers, and laser-, ultrasound- and radio frequency-based procedures and other aesthetic medicine technologies. The medical technology and aesthetic companies that offer these products also have a broad range of other product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts.

In addition, a substantial portion of our target physician market is comprised of plastic surgeons who utilize surgical methods for fat reduction. Such physicians may find it more advantageous to utilize surgical techniques to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. Additionally, multiple non-invasive technologies for the reduction of fat or “body-contouring” have received marketing clearance from the FDA. In September 2010, Zeltiq Aesthetics, Inc. received clearance for their body-contouring system, CoolSculpting, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat around the flanks. Zerona, a laser energy-based product marketed by Erchonia Corporation, and Liposonix, an ultrasound energy-based product marketed by Solta Medical, Inc., have also received FDA marketing clearance. While we do not believe these products are directly competitive with ATX-101, they may be considered as alternative treatments or therapies.

Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims that competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, ATX-101 will face more competition in these markets than in the United States.

Many of these potential competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Competing in the aesthetic market could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

The commercial success of ATX-101, if approved, will depend significantly on broad physician adoption and use of ATX-101.

The commercial success of ATX-101, if approved, will depend significantly on the broad adoption and use of ATX-101 by physicians for the treatment of submental fat. Physician adoption of ATX-101 for the treatment of submental fat, if approved, will depend on a number of factors, including:

•                  the effectiveness of ATX-101 for the removal of submental fat as compared to existing therapies;

•                  physician willingness to adopt a new therapy to remove submental fat;

•                  overcoming any biases plastic surgeons may have toward surgical procedures for submental fat reduction;

•                  patient satisfaction with the results and administration of ATX-101;

•                  patient demand for submental fat reduction;

•                  the revenue and profitability that ATX-101 will offer a physician as compared to alternative therapies; and

•                  the difficulty of administering ATX-101 and any potential side effects of the administration and/or use of ATX-101.

If ATX-101 is approved for use and physicians do not broadly adopt it for the removal of submental fat, our financial performance will be adversely affected.

We rely completely on third-party suppliers to manufacture and distribute our clinical drug supplies for ATX-101, we intend to rely on third parties for commercial manufacturing and distribution of ATX-101 and we expect to rely on third parties for manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including ATX-101.  Facilities used by our contract manufacturers to manufacture drug substance and drug products for commercial sale must be approved by the FDA or other relevant foreign regulatory agencies pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

We do not have direct control over the ability of our contract manufacturers to maintain adequate manufacturing capacity and capability to serve our needs, including quality control, quality assurance and qualified personnel.  We are dependent on our contract manufacturers for compliance with the regulatory requirements, known as current good manufacturing practices, or cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract manufacturers’ facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We and our contract manufacturers continue to refine and improve manufacturing processes, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes. For example, as we transitioned to our commercial scale fill/finish supplier, we encountered an issue with respect to the compatibility of ATX-101 with certain types of glass vials, which required identification of compatible vials, manufacturing processes, and storage conditions for ATX-101.

We are an exclusive supplier of synthetic deoxycholate drug substance to Bayer.  Our failure to provide drug substance supply could have an adverse effect on supply of clinical and/or finished drug in both our’s and Bayer’s commercial territories, and, as a result, on our operating results. Although Bayer is responsible for all drug product manufacturing and distribution in their territory, failure of drug product supply by either us or Bayer in their territories could have an adverse effect on our operating results as a result of any negative impact on Bayer’s sales.

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have entered into an exclusive agreement with Pfizer, Inc., or Pfizer, for the supply of a key raw material to manufacture synthetic deoxycholate. We currently obtain our supply of synthetic deoxycholate from Albany Molecular Research, Inc., or AMRI, through individual purchase orders and do not have a long-term supply agreement with AMRI. Further, we have not yet entered into a long-term agreement with an alternate supplier of synthetic deoxycholate.  We may consider this prior to commercial launch. We may be unable to enter into long-term arrangements with synthetic deoxycholate suppliers or do so on commercially reasonable terms which could have a material adverse impact upon our business. We currently have a long-term agreement with Hospira, Inc., our fill/finish supplier; however, we do not have an alternative fill/finish supplier at this time. These agreements, if any, cannot however guarantee that a contract manufacturer or supplier will provide services adequate for our needs.  If a contract manufacturer/supplier becomes financially distressed or insolvent, or decides to discontinue manufacturing supply for us beyond the term of the existing agreement, if any, this would result in substantial management time and expense to identify and qualify alternative manufacturers or suppliers.

Our reliance on contract manufacturers further exposes us to the possibility that they, or third parties with access to their facilities, can have access to and may misappropriate our trade secrets or other proprietary information.

Many of our key suppliers are single-source suppliers. The loss of these suppliers, or their failure to supply us with the raw material for ATX-101 or the finished drug product, would materially and adversely affect our business.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce ATX-101 for our clinical trials. There are a limited number of suppliers for the raw materials that we use to manufacture our drugs and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial supply of these raw materials, and their availability and quality can have an impact on supply of the drug substance, the drug product, or finished drug product.

Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of ATX-101 or any future product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of ATX-101 or any future product candidates. If our manufacturers or we are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of ATX-101 or any future product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of ATX-101 or any future product candidates.

In addition, we currently have ATX-101 manufactured in limited quantities sufficient to meet the needs of our clinical trials, and we rely on third parties such as Pfizer, the supplier of the raw starting material for synthetic deoxycholate, and AMRI, the supplier of the drug substance, synthetic deoxycholate, and Hospira, the supplier of drug product, at key stages in our supply chain. To manufacture and distribute ATX-101 in the quantities that we believe will be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity, which could involve significant challenges and will require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

Furthermore, if there is a disruption to our or our third-party manufacturers’ or suppliers’ relevant operations, which in the case of Pfizer are located solely in Kalamazoo, Michigan, we will have no other means of producing ATX-101 until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our or our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture ATX-101 on a timely basis.

Manufacturing and supply of drug substance, drug product and finished drug product is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality assurance and distribution supply chain, as well as the potential for latent defects after product has been manufactured and distributed.

Manufacturing and supply of drug substance, drug product and finished drug product is technically challenging.  Changes that may be made outside the purview of our direct control can have an impact on the success of our processes, on quality, and successful delivery of product to physicians.  Mistakes and mishandling are not uncommon and can affect successful production and supply.  Some of these risks include:

•                  Transportation and import/export risk, particularly given the global nature of our supply chain.

•                  Delays in analytical results or failure of analytical techniques that we depend on for quality control and release of product.

•                  Natural disasters, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our contract manufacturers/suppliers.

•                  Latent defects that may become apparent after product has been released and which may result in recall and destruction of drug.

We rely on third parties to conduct all our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize ATX-101 or any future product candidates.

We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. For example, following the completion of a Phase I pharmacokinetic study of ATX-101, we discovered that the CRO utilized an incorrect isomer in a testing assay, which resulted in erroneous initial trial results. As a result, we were required to complete a new Phase I pharmacokinetic study of ATX-101. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as cGCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or cGCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

Our ability to market ATX-101 in the United States and Canada, if approved, will be limited to use for reduction of submental fat, and if we want to expand the indications for which we may market ATX-101, we will need to obtain additional regulatory approvals, which may not be granted.

We are currently seeking regulatory approval for ATX-101 in the United States and Canada for the reduction of submental fat. If ATX-101 is approved, the applicable regulatory agency will restrict our ability to market or advertise ATX-101 for other specific body areas, which could limit physician and patient adoption. We may attempt to develop, promote and commercialize new treatment indications and protocols for ATX-101 in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support our applications, which would be time-consuming and expensive, and may produce results that do not result in regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business in the United States and Canada will be limited.

Even if ATX-101 is approved for commercialization, if there is not sufficient patient demand for ATX-101 procedures, our financial results and future prospects will be harmed.

Submental fat reduction with ATX-101 is an elective procedure, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo treatment with ATX-101 may be influenced by a number of factors, such as:

•                  the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•                  the extent to which physicians recommend ATX-101 to their patients;

•                 the extent to which ATX-101 satisfies patient expectations;

•                  our ability to properly train physicians in the use of ATX-101 such that their patients do not experience excessive discomfort during treatment or adverse side effects;

•                  the cost, safety, and effectiveness of ATX-101 versus other aesthetic treatments;

•                  consumer sentiment about the benefits and risks of aesthetic procedures generally and ATX-101 in particular;

•                  the success of any direct-to-consumer marketing efforts we may initiate; and

•                  general consumer confidence, which may be impacted by economic and political conditions.

Our financial performance will be materially harmed if we cannot generate significant patient demand for ATX-101.

If competing products to ATX-101 are approved and commercialized, our results of operations would suffer due to a change in the royalty structure under our license agreement with Bayer.

Our license agreement with Bayer provides that if certain competing products are approved for the reduction of localized fat reduction and sold outside the United States and Canada by a third-party, our royalty rate for sales of ATX-101 by Bayer will be significantly reduced. If ATX-101 is approved and such competitive products are later approved and commercialized, our royalty revenue from Bayer’s net product sales of ATX-101 may be reduced and, as a result, our business, including our near-term financial results would suffer.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell ATX-101 effectively in the United States and Canada or any future product candidates, if approved, or generate product revenue.

We currently do not have a sales organization. In order to commercialize ATX-101 in the United States and Canada, we must build our marketing, sales, distribution, management and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If ATX-101 receives regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize ATX-101. If we are not successful in commercializing ATX-101 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2012, we had 44 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•                  manage our clinical trials effectively;

•                  identify, recruit, retain, incentivize and integrate additional employees;

•                  manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•                  continue to improve our operational, financial and management controls, reporting systems and procedures.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of ATX-101 or any future product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•                  decreased demand for ATX-101 or any future product candidates;

•                  injury to our reputation;

•                  withdrawal of clinical trial participants;

•                  costs to defend the related litigation;

•                  a diversion of management’s time and our resources;

•                  substantial monetary awards to trial participants or patients;

•                  regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•                  loss of revenue; and

•                  the inability to commercialize ATX-101 or any future product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of ATX-101 or any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing ATX-101, we intend to expand our insurance coverage to include the sale of ATX-101; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop ATX-101 or any future product candidates, conduct our clinical trials and commercialize ATX-101 or any future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of ATX-101 or any future product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of ATX-101, a key element of our strategy is to discover, develop and commercialize a portfolio of products to serve the aesthetic market. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. All of our other potential product candidates remain in the discovery stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•                  the research methodology used may not be successful in identifying potential product candidates;

•                  competitors may develop alternatives that render our product candidates obsolete or less attractive;

•                  product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•                  a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•                  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•                  a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing ATX-101.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In particular, beginning with our annual report for the year ending December 31, 2013, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in October 2012, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on CROs to provide timely and accurate notice of their costs to us and, if ATX-101 is approved by relevant regulatory authorities and sold by Bayer, we would depend on Bayer to provide timely and accurate reports on royalties payable to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, we do not expect ATX-101 to be reimbursed by any government or third-party payor and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including, weakened demand for ATX-101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and other facilities are located in the Northern Los Angeles Area, which in the past has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Furthermore, integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product and product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Risks Related to Intellectual Property

We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of ATX-101 or any future product candidates.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that ATX-101 or any future product candidates will not infringe existing or future patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing ATX-101 or any future product candidates. Moreover, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We have agreed to indemnify Bayer against such claims brought against it, and may undertake similar obligations on behalf of other collaborators in the future. If a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or the U.S. PTO, to determine the priority of invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

If our efforts to protect the proprietary nature of the intellectual property related to ATX-101 or any future product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to ATX-101 and our development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, although ATX-101 contains synthetic deoxycholate, the most common form of sodium deoxycholate is a naturally occurring substance (as are certain other aesthetic pharmaceuticals, including botulinum toxin), and is therefore not eligible for composition-of-matter patent protection in certain jurisdictions, including the United States. To the extent that naturally-occurring sodium deoxycholate products do not infringe claims in our method-of-use, formulation or other patents and patent applications, competitors may be able to offer and sell such products and compete with ATX-101. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to ATX-101 or any future product candidates is challenged, then it could threaten our ability to commercialize ATX-101 or any future product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market ATX-101 or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third-party, or instituted by the U.S. PTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than we have.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and endeavor to execute confidentiality agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Our issued patents could be found invalid or unenforceable if challenged in court.

If we, Bayer or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering ATX-101, or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. PTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on ATX-101. Such a loss of patent protection would have a material adverse impact on our business.

If we fail to comply with our obligations under our intellectual property license with the Los Angeles Biomedical Research Institute, we could lose license rights that are important to our business.

We are a party to a license agreement with Los Angeles Biomedical Research Institute, or LA Biomed, pursuant to which we license key intellectual property relating to the active ingredient in ATX-101. This existing license imposes various diligence, royalty, insurance and other obligations on us. If we fail to comply with these obligations, LA Biomed may have the right to terminate the license, in which event we would not be able to develop or market ATX-101. If we lose such license rights, our business, results of operations, financial condition and prospects would be materially adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer adverse consequences.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We have not yet registered trademarks for a commercial trade name for ATX-101 in the United States or Canada and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for ATX-101 in the United States or Canada, the countries in which we have rights to commercialize it, if approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we or Bayer may not obtain regulatory approval for the commercialization of ATX-101 or any future product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Furthermore, we rely upon Bayer to obtain regulatory approval for ATX-101 outside the United States and Canada, and we cannot guarantee that they will be successful in doing so. Neither we nor any collaboration partner is permitted to market ATX-101 or any future product candidate in the United States until we receive approval of an NDA from the FDA. Neither we nor Bayer has submitted an application or obtained marketing approval for ATX-101 anywhere in the world. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•                  warning letters;

•                  civil and criminal penalties;

•                  injunctions;

•                  withdrawal of approved products;

•                  product seizure or detention;

•                  product recalls;

•                  total or partial suspension of production; and

•                  refusal to approve pending NDAs or supplements to approved NDAs.

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaborator believe the preclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•                  a drug candidate may not be deemed safe or effective;

•                  FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•                  the FDA might not approve our third party manufacturers’ processes or facilities; or

•                  the FDA may change its approval policies or adopt new regulations.

If ATX-101 or any future product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for ATX-101 or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we or our collaborators receive for ATX-101 or any future product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves ATX-101 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices, or GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with ATX-101 or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•                  restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•                  fines, warning letters or holds on clinical trials;

•                  refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic collaborators, or suspension or revocation of product license approvals;

•                  product seizure or detention, or refusal to permit the import or export of products; and

•                  injunctions or the imposition of civil or criminal penalties.

Regulatory agency policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Failure of Bayer to obtain regulatory approvals in foreign jurisdictions for ATX-101 would prevent us from marketing our products internationally.

Bayer is responsible for obtaining approval of, and distribution and marketing of, ATX-101 outside the United States and Canada. In order to market any product in the EEA (which is composed of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Bayer may not be able to file for regulatory approvals or to do so on a timely basis, and even if it does file it may not receive necessary approvals to commercialize our products in any market.

If approved, ATX-101 or any future products may cause or contribute to adverse medical events that we and Bayer are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.

Some participants in our clinical studies have reported adverse effects after being treated with ATX-101. If we are successful in commercializing ATX-101 or any other products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.

While we do not expect that ATX-101, if approved, will subject us to the various U.S. federal and state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The federal False Claims Act, or FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition, and results of operations.

State and federal authorities have aggressively targeted medical technology companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct their business. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions, or our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of ATX-101 or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of ATX-101 or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•                  changes to manufacturing methods;

•                  recall, replacement, or discontinuance of one or more of our products; and

•                  additional record keeping.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition, and results of operations.

Risks Related to Our Common Stock

Our stock price may be volatile and purchasers of our common stock could incur substantial losses.

From October 11, 2012, the first day of trading of our common stock, to November 5, 2012, our stock has had low and high closing sales prices in the range of $19.10 to $24.05 per share. The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•                  announcements from Bayer related to our ongoing collaboration for ATX-101, including announcements regarding its intentions to commercialize ATX-101 outside the United States and Canada or its decision to terminate our collaboration arrangement and cease development and commercialization of ATX-101;

•                  results from, and any delays in, our U.S. Phase III clinical trials for ATX-101, or any other future clinical development programs;

•                  announcements of regulatory approval or disapproval of ATX-101 or any future product candidates;

•                  failure or discontinuation of any of our research and development programs;

•                  announcements relating to future licensing, collaboration or development agreements;

•                  delays in the commercialization of ATX-101 or any future product candidates;

•                  acquisitions and sales of new products, technologies or businesses;

•                  manufacturing and supply issues related to our product candidates for clinical trials or future product candidates for commercialization;

•                  quarterly variations in our results of operations or those of our future competitors;

•                  changes in earnings estimates or recommendations by securities analysts;

•                  announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•                  developments with respect to intellectual property rights;

•                  our commencement of, or involvement in, litigation;

•                  changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•                  any major changes in our board of directors or management;

•                  new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•                  FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•                  product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;

•                  market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and

•                  general economic conditions in the United States and abroad.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in October 2012, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of November 5, 2012, our executive officers, directors and their respective affiliates owned approximately 49.9% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 5, 2012, we have a total of 18,211,491 shares of common stock outstanding. Of these shares, approximately 13,151,491 shares of our common stock are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering and will become freely tradeable on April 9, 2012, subject to certain provisions of the lock-up agreement, except for shares of common stock held by directors, executive officers and our other affiliates, which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

In addition, as of November 5, 2012, 2,515,010 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 11.8 million shares of our common stock, or approximately 64.9% of our total outstanding common stock as of November 5, 2012, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

•                  a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•                  no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•                  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•                  the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•                  the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•                  the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•                  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•                  the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•                  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see the section titled “Description of Capital Stock.”

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•                  We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•                  We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•                  We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•                  We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•                  The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•                  We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Our employment agreements with our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change in control of us, which could harm our financial condition or results.

Our named executive officers are parties to employment agreements that contain change in control and severance provisions providing for cash payments for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From July 1, 2012 through September 30, 2012, we sold and issued the following unregistered securities:

1.              In July 2012, we issued an aggregate of 11,390 shares of our Series D Preferred Stock at a price per share of $13.9040 for aggregate gross consideration of $158,395 to four investors to satisfy a non royalty sublicense fee payable to LA Biomed.

2.              In December 2011, we issued warrants to purchase up to a maximum of 86,306 shares of our Series D Preferred Stock, of which 43,152 was exercisable, at a price per share of $13.9040 to Lighthouse Capital Partners VI, L.P. in connection with Amendment No. 01 to Loan and Security Agreement no. 1991 dated December 30, 2011 with Lighthouse Capital Partners VI, L.P. whereby Lighthouse Capital Partners VI, L.P. extended the draw period for the commitment to lend us up to $15.0 million, The remaining 43,154 became exercisable upon the 60 day extension of the initial draw down period on July 23, 2012.

3.              We granted options to our employees and directors for the purchase of an aggregate of 59,443 shares of our common stock at a weighted-average exercise price of $11.69, pursuant to our 2004 Stock Plan. During this period, stock options to purchase an aggregate of 19,579 shares of our common stock were cancelled without being exercised and 14,323 shares of our common stock were issued upon exercise of stock options.

Use of Proceeds from the Sale of Registered Securities

On October 10, 2012, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-181476), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of 4,400,000 shares of our common stock with an aggregate offering price of $70.4 million. We sold and issued 5,060,000 shares of our common stock at a price to the public of $16.00 per share for an aggregate offering price of approximately $81.0 million. The managing underwriters of the offering were J.P. Morgan, Goldman, Sachs & Co., Leerink Swann, and Lazard Capital Markets. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $8.4 million, the net proceeds from the offering were approximately $72.6 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the offering have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our registration statement on Form S-1.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
1.1	Form of Underwriting Agreement	S-1/A	08/31/2012	1.1
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	08/31/2012	4.2
4.3	Form of warrant issued to security holders in connection with a convertible note financing.	S-1/A	05/17/2012	4.3
4.4	Warrant issued to Lighthouse Capital Partners VI, L.P., as amended.	S-1/A	05/17/2012	4.4
4.5(a)	Warrant issued to Lighthouse Capital Partners VI, L.P.	S-1/A	05/17/2012	4.5(a)
4.5(b)	Amendment No. 01 to warrant issued to Lighthouse Capital Partners VI, L.P.	S-1/A	08/31/2012	4.5(b)
10.1	Form of Indemnity Agreement for directors and officers.	S-1/A	05/17/2012	10.2
10.2

Amendment No. 2, dated July 23, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.

		S-1/A	08/31/2012	10.3(c)
10.3(a)	KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan.				X
10.3(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(b)
10.3(c)	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(c)
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**

					X

**          The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYTHERA BIOPHARMACEUTICALS, INC.

November 13, 2012	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)