Form 10-Q/A
period 2012-09-30
KYTHERA BIOPHARMACEUTICALS INC
filed 2012-12-03
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of KYTHERA Biopharmaceuticals, Inc. for the period ended September 30, 2012 filed on November 13, 2012 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART II.  Other Information

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

		S-1/A	08/31/2012	10.3(c)
10.3(a)*	KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan.	10-Q	11/13/2012	10.3(a)
10.3(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(b)
10.3(c)	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(c)
31.1*	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-Q	11/13/2012	31.1
31.2*	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-Q	11/13/2012	31.2
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**	10-Q	11/13/2012	32.1
101.INS#	XBRL Instance Document				X
101.SCH#	XBRL Taxonomy Extension Schema Document				X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document				X

*                 Previously filed November 13, 2012 as an exhibit with the Quarterly Report on Form 10-Q of KYTHERA Biopharmaceuticals, Inc. for the period ended September 30, 2012.

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

#                 Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYTHERA BIOPHARMACEUTICALS, INC.

December 3, 2012	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)