Form 10-K
period 2012-12-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2013-03-26
CIK 1436304

Use these links to rapidly review the document

PART IV
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35663

KYTHERA Biopharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	03-0552903 (I.R.S. Employer Identification No.)
27200 West Agoura Road, Suite 200 Calabasas, California (Address of Principal Executive Offices)	91301 (Zip Code)

(818) 587-4500
(Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	The NASDAQ Global Select Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

         As of February 25, 2013, the number of outstanding shares of the registrant's common stock, par value $0.00001 per share, was 18,332,382.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Business" in Part I Item I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause the results of KYTHERA Biopharmaceuticals, Inc. (KYTHERA or the Company) and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. The risks and uncertainties referred to above include, without limitation, risks related to our research and development efforts, need for future capital, timely completion of our clinical trials, uncertainty of clinical trial results or regulatory approvals or clearances, manufacturing of our product candidates at scales and costs appropriate for commercialization, enforcement of our patent and proprietary rights, reliance upon our collaborative partners, potential competition and other risks that are described herein and that are otherwise described from time to time in KYTHERA's Securities and Exchange Commission reports including, but not limited to, the factors described in Item 1A, "Risk Factors," of this Annual Report. KYTHERA assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1.    Business.

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug currently in Phase III clinical development for the reduction of submental fat, which commonly presents as an undesirable "double chin." Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and durable results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market.

        In 2012, consumers spent nearly $11.0 billion on 10.1 million physician-administered aesthetic procedures, according to the American Society of Aesthetic Plastic Surgery, or ASAPS. Additionally, ASAPS estimates that from 1997 to 2012, surgical aesthetic procedures increased by more than 80%, and non-surgical procedures increased by 461%, reflecting increasing demand for aesthetic procedures over more than a decade. The primary driver of this growth is the demand for facial injectables, such as botulinum toxins and dermal fillers, which represented 48% of all physician-administered aesthetic procedures in the United States and Canada in 2011, and is the fastest growing segment of the aesthetic medicine market. While botulinum toxins and dermal fillers have created a market for non-surgical facial rejuvenation of the upper and mid-face as Food and Drug Administration, or FDA, approved injectables, liposuction and other surgical procedures remain the only proven treatment options for submental fat reduction. Although effective at fat reduction, these invasive procedures often involve significant pain, downtime and expense, as well as risks associated with invasive surgery.

        We believe ATX-101 will be an attractive non-surgical solution for the reduction of submental fat. ATX-101 is a proprietary synthetic formulation of deoxycholate, a well-characterized endogenous bile acid that is naturally occurring in the body and promotes the natural breakdown of dietary fat. Our Phase II studies have demonstrated that ATX-101, when injected subcutaneously into the target fat deposit, reduces the localized fat deposit while leaving the surrounding tissue largely unaffected.

        In Europe, Bayer, our collaborator outside the United States and Canada, completed two pivotal Phase III trials of ATX-101 for the reduction of submental fat in April 2012. In these multi-center, randomized, double-blind, placebo-controlled pivotal trials involving 723 patients, ATX-101 was found to be well tolerated and resulted in a statistically significant reduction in submental fat, as assessed by a validated clinician scale and a patient satisfaction scale. These scales were validated using scientific principles and process recommendations per the FDA's Patient Reported Outcome Guidance (FDA, 2009) in an effort to ensure reliability, construct validity and sensitivity to change over time, and are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins and dermal fillers. ATX-101 also demonstrated statistically significant reduction in submental fat thickness using calipers. In addition, treatment with ATX-101 resulted in improvements in patients' self-perception related to the appearance of their "chin fat" as measured by a patient-reported treatment impact scale. These Phase III results were comparable to those achieved in our three Phase II studies, which evaluated various dosing regimens of ATX-101 in 284 patients. Positive top line results from the Phase III trials were reported in the second quarter of 2012 and are expected to provide the basis for Bayer's regulatory submissions for approval of ATX-101 in countries in Europe, which we expect to occur in 2013.

        In the United States and Canada, we are conducting two pivotal Phase III trials of ATX-101 for the reduction of submental fat. We initiated this pivotal Phase III clinical program in March 2012 and completed enrollment of more than 1,000 patients in these trials in August 2012. We expect to report topline results in mid-2013. These trials are expected to form the basis for our new drug application, or NDA, for approval of ATX-101 in the United States and Canada.

        In August 2010, we entered into a collaboration arrangement with Bayer to develop and commercialize ATX-101 for all indications outside the United States and Canada. Bayer operates in over 80 countries and is well-positioned to commercialize ATX-101 outside the United States and Canada through its dermatology unit, which reaches more than 50,000 dermatologists in markets worldwide. In connection with establishing the collaboration arrangement, we received an upfront payment of $43.6 million. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement. We remain eligible to receive up to approximately $297.0 million in additional payments contingent upon Bayer's achievement of specified regulatory and commercialization milestones pursuant to the collaboration arrangement. If ATX-101 is approved for commercial use in territories licensed to Bayer, we will also be eligible to receive escalating royalties in the mid- to high-teens based on Bayer's net product sales of ATX-101.

The Aesthetics Market

        Today's culture places significant value on physical appearance, leading to widespread adoption of anti-aging and aesthetic treatments among the U.S. population. The aesthetics market has grown dramatically in the United States, driven by a large population of consumers who are looking to delay signs of aging and improve general appearance. In 2012, consumers spent nearly $11.0 billion on over 10.1 million physician-administered surgical and non-surgical aesthetic procedures in the United States, according to ASAPS. This reflects increasing demand for aesthetic procedures over more than a decade. A strong consumer preference for non-surgical options and the increasing availability of effective alternatives has prompted adoption of non-surgical aesthetic procedures by a broader patient population. These trends have made non-surgical procedures the primary driver of growth in the aesthetic medicine market, accounting for 83% of the total number of procedures performed in 2012.

Facial Aesthetics—a Large, Rapidly Growing Market

        Leading the growth in the non-surgical aesthetic market are facial injectables, principally botulinum toxins and dermal fillers, which have solidified their place as the foundation of the aesthetic medicine market. According to GlobalData Facial Aesthetics, or GlobalData, in 2011 an estimated $2.1 billion was spent by clinicians globally on facial injectable drugs, and such spending is expected to grow at a compounded annual growth rate of 12% through 2018, as illustrated in Figure 1 below.

Source: GlobalData Facial Aesthetics (Botulinum Toxin, Dermal Fillers)—Global Pipeline Analysis, Competitive Landscape

        Demand for facial injectable procedures is driven by the considerable importance of the face to overall appearance. Patients seek these procedures to help achieve a rejuvenated appearance and improve facial features while avoiding long recovery periods and the associated risks that may result from surgical procedures. As such, non-surgical injectables attract a significantly broader demographic compared to surgical interventions. ASAPS reports that younger patients are increasingly opting for facial injectable treatments to delay the appearance of lines and wrinkles. In addition, older men are increasingly trying to minimize and delay the signs of aging and are seeking facial injectable treatments, a market that has traditionally been dominated by female patients. In the United States and Canada, facial injectable procedures represented 48% of all physician-administered aesthetic procedures in the United States and Canada in 2012, and are the fastest growing segment of the aesthetic medicine market, according to ASAPS.

        Most aesthetic procedures are entirely patient funded (not reimbursed by a third-party payor) and discretionary. Despite a decrease in procedure volumes between 2009 and 2010 as a result of the economic downturn, injectable facial treatments proved relatively resilient, while higher cost surgical procedures experienced a steeper decline. We believe consumers' desire to minimize and delay the signs of aging will continue to fuel the growth in facial injectable procedures.

        According to ASAPS, approximately 5.9 million facial injectable procedures were performed in the United States in 2012. Based on ASAPS reports and other industry sources, we estimate that approximately2.1 million patients received botulinum toxin and dermal filler procedures in 2012. The number of facial injectable procedures in North America is expected to grow at a compounded annual growth rate of over 12% through 2016, according to industry sources. We believe this projected growth in the facial injectable market will be driven by a number of trends including:

  •
  high patient demand for non-invasive aesthetic procedures;

  •
  positive media promotion leading to heightened patient awareness and education and expanding patient pool/demographics;

  •
  affordability (relative to invasive surgical aesthetic procedures) driven by competitive pricing pressures;

  •
  more indications for current products, new product approvals and emerging alternative technologies;

  •
  increasing popularity of receiving several treatments in combination; and

  •
  more physician specialties performing facial injectable procedures.

        Beyond the United States and Canada, the facial aesthetics market is also growing at a significant rate, with industry sources projecting the European facial injectable market to reach an annual growth rate of nearly 12% by 2016. We believe its long-term potential will approximate the North American market.

Patient and Physician Preference for Facial Injectables

        We believe several factors contribute to patients' increased preference for facial injectables, including:

  •
  significant and predictable results;

  •
  non-surgical alternative;

  •
  minimal or no downtime; and

  •
  high-degree of patient satisfaction.

        In addition to offering features that are desirable to patients, facial injectable treatments also deliver benefits that are attractive to physicians, including:

  •
  ease of injectable administration, with office visits typically lasting 15 to 20 minutes;

  •
  high-degree of patient satisfaction leading to patient trust and loyalty;

  •
  ability to command premium procedure fees to reflect physician expertise and artistry;

  •
  patient self-pay, insulating physicians from medical reimbursement risk;

  •
  no capital equipment requirements and limited upfront costs; and

  •
  demonstrated safety and efficacy supported by FDA approval.

        We believe these benefits will drive rapid adoption of new FDA-approved injectable treatments among dermatologists and plastic surgeons, who together perform a significant majority of these procedures.

Unmet Need for Injectable Therapy For Double Chin

        Botulinum toxins and dermal fillers have created a market for non-surgical facial rejuvenation of the upper and mid-face. Despite this, undesirable submental fat, or "double chin," remains an important yet unaddressed aesthetic target for injectable facial treatments. The following graphic depicts the areas of the face in which currently-approved injectable products are used, and highlights the lack of treatments for undesirable submental fat, or double chin.

        According to Dermatologic Therapy, cosmetic patients often express concern over fat under the chin. In market research of 385 patients using botulinum toxins and dermal fillers, 78% had treatable fat in this area.

        Despite the patient and physician shift in favor of non-surgical and injectable procedures, there are no FDA-approved drugs for the reduction of submental fat, and liposuction and other surgical procedures remain the only proven treatment options. Although effective at fat reduction, these procedures often involve significant pain, downtime and expense, and involve the risks associated with invasive surgery. Specifically, submental liposuction often requires wearing a wrap or sling for up to two weeks post-surgery to promote re-adherence of the skin.

Our Injectable Solution to Reshape the Chin

        ATX-101 is an injectable, facial treatment that we are initially developing to reduce unwanted fat under the chin. Excess submental fat appears in an area of the body that is not easily concealed with clothing, makeup or accessories and has been found to impact adversely a patient's self-perception. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive non-surgical solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market, for the following reasons:

  •
  Significant, meaningful and durable results.  Our clinical studies demonstrated a marked reduction in submental fat, which corresponded with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. As in our Phase IIb study, in the pivotal European Phase III trials, ATX-101 demonstrated statistically significant reduction of submental fat in all three efficacy measures: patient assessment, physician assessment and objective measures (magnetic resonance imaging, or MRI, in the Phase IIb studies and calipers in the European Phase III trials). In addition, the results from the European Phase III trials demonstrated that treatment with ATX-101 resulted in a statistically significant improvement in patient happiness with the appearance of their "chin fat" and associated self-perception of and youthfulness, as well as a reduction in feeling embarrassed, bothered and self-conscious about the appearance of their "chin fat." Further, a preliminary analysis of our U.S. long-term follow-up study indicated that over 90% of subjects maintained at least the same level of correction approximately two years following their last treatment.

  •
  Ready group of target patients.  Our market research surveys indicated that 78% of existing botulinum toxin or dermal filler patients had excess treatable submental fat and that 89% of dermal filler patients were also botulinum toxin patients. Taken together, we believe these results indicate that patients who have undergone, or are currently receiving facial injectable treatments, are highly likely to adopt new, similar procedures. Our market research in 385 patients receiving botulinum toxin or dermal fillers indicated that 61% of such patients were likely to try ATX-101 after reading the product profile. Accordingly, we believe that there is a large, readily addressable market of experienced patients, already in our target physicians' practices, who are likely to adopt an injectable facial treatment for the reduction of submental fat to enhance their facial appearance.

  •
  Low barrier to physician adoption.  If approved, we expect ATX-101 to be an easily adopted solution for the reduction of submental fat. We believe the short treatment sessions and ease of administration should facilitate physician adoption of ATX-101 as a natural complementary therapy for physicians already administering botulinum toxins and dermal fillers. Unlike some aesthetic procedures that require a physician practice to acquire and make space for often expensive and bulky capital equipment, ATX-101 will not require capital equipment. In addition, given the patient self-pay model in aesthetic medicine, physicians receive procedure fees from patients at the time of service and are not exposed to potential reimbursement risks.

  •
  Facilitates physician practice expansion.  We believe ATX-101 will provide dermatologists and plastic surgeons an opportunity to expand the scope and reach of their current aesthetic medicine practices. If approved, ATX-101 for submental fat reduction will be positioned as a naturally complementary procedure for experienced toxin and dermal filler patients, while potentially being an attractive point of entry for new patients that have never received an aesthetic procedure. For example, our market research indicates that men have a significantly higher interest in an injectable solution for submental fat reduction versus other facial injectable treatment options, but according to ASAPS, only comprised 10.0% of the facial injectable market in 2012. We believe ATX-101 provides an opportunity for dermatologists and plastic surgeons to address a broader patient demographic within the facial aesthetics market while also expanding the scope of treatments they can offer to their patient base.

  •
  A favorable safety profile with no or limited downtime.  ATX-101 has been well tolerated across all clinical studies completed to date, with the most notable side effects being local injection site reactions of typically mild to moderate severity. Treatment with ATX-101 also avoids the inherent risks and recovery time associated with general anesthesia and invasive surgical methods. Together, these attributes could make ATX-101 an aesthetic option with limited or no downtime with most patients able to resume normal daily activity immediately after treatment.

        We believe ATX-101, if approved, has the potential to reach peak year annual sales of $500 million in the United States.

Our Strategy

        In order to achieve our objective of developing first-in-class, prescription products in aesthetic medicine, our near- and long-term strategies include:

Near-term:

  •
  Develop and commercialize ATX-101 in the United States and Canada for the non-surgical reduction of submental fat.  We believe ATX-101 satisfies a significant unmet need and view it as a beachhead for our entry into the aesthetics market. If we are successful in receiving regulatory approval, we expect to build a sales organization to commercialize ATX-101 in the United States and Canada. We believe this would include establishing a specialty field sales force initially focused on core aesthetic dermatologists and plastic surgeons.

  •
  Maximize the value of ATX-101 through our collaboration arrangement with Bayer.  This collaboration allows early access to clinical data, substantial operating funding, and efficient, effective access to markets outside the United States and Canada. Bayer operates in over 80 countries and is well-positioned to commercialize ATX-101 through its dermatology unit, which reaches more than 50,000 dermatologists in markets worldwide.

  •
  Assess and prioritize future indications for ATX-101.  While we are initially developing ATX-101 for the reduction of submental fat, we expect to assess future potential treatment indications for ATX-101. Over time we may develop ATX-101 for the reduction of other small, localized fat deposits in the body with high aesthetic value.

Long-term:

  •
  Build KYTHERA into a leading aesthetics company.  We are focused on high-value, self-pay aesthetic products that yield high patient satisfaction. We expect that ATX-101 will serve as a foundation for us to develop a franchise of aesthetic products. We intend to leverage ATX-101 to build KYTHERA into a leading biopharmaceutical company solely focused on aesthetics.

  •
  Leverage our biotechnology and aesthetics experience.  We strive to attract, retain and incentivize a unique team with significant biotech and aesthetic medicine capabilities to create an environment of high achievement. Our management team, with a combined 190 years of biotechnology and aesthetics experience, played a leadership role in securing FDA approval of marquee aesthetic products, such as BOTOX® and JUVEDERM®, and in successfully commercializing established biotechnology products such as Aranesp®, NEUPOGEN® and Neulasta®.

  •
  Apply rigorous clinical, regulatory and scientific practices to the development of novel, FDA-regulated, aesthetic medicine product candidates such as ATX-101.  We were founded on the premise of combining the scientific and clinical rigor of biotechnology with the attractive market potential of aesthetics. We believe applying scientific rigor to our product candidates allows both patients and physicians to be confident that the product is efficacious and safe based on clinical data.

  •
  Be capital efficient and opportunistically expand our product portfolio.  Our capital deployment decisions are an integral part of executing our strategy. To date, we have advanced ATX-101 into Phase III clinical development with an organization of approximately 46 people by taking a disciplined approach that utilizes a network of clinical research organizations and contract manufacturers. We are focused on differentiated opportunities in aesthetics, and have been disciplined in our evaluation of opportunities to date. We will continue to search for new opportunities and intend to advance only those product candidates that meet our criteria for innovation, novelty and large addressable markets.

  •
  Continue to build a robust and defensible patent portfolio.  Our ATX-101 patent estate consists, on a worldwide basis, of over 80 issued or allowed patents, including foreign counterparts, and over 70 additional pending patent applications. We will continue to aggressively pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.

Our Drug Candidate: ATX-101

        ATX-101 is our proprietary, injectable formulation of deoxycholate, a well-characterized endogenous bile acid that is naturally occurring in the body to promote the breakdown of dietary fat. ATX-101 contains a synthetic form of deoxycholate, and represents a promising potential injectable drug for reducing localized fat deposits. It has been observed to be well tolerated in Phase I, II and III studies for the reduction of submental fat. Deoxycholate has a long track record of safe administration to humans and is a common excipient, or inactive ingredient, in the formulation of several marketed drug products.

Mechanism of Action

        ATX-101 is designed to be a locally-injected drug that causes proximal, preferential destruction of adipocytes, or fat cells, with minimal effect on surrounding tissue. Upon subcutaneous injection under the skin, ATX-101 disrupts cell membranes in protein-poor tissues, such as fat, while being attenuated by interactions with protein-rich tissue, such as skin, muscle and blood vessels. This attenuation by protein-rich tissue results in the preferential destruction of adipocytes by ATX-101. The destruction of adipocytes, or adipocytolysis, elicits a natural response in which macrophages are attracted to remove cellular debris and fat particles through the lymphatic system. The macrophages also emit low levels of chemical messengers, known as cytokines, which attract fibroblasts, another cell type, to the area. Fibroblasts produce collagen, and it is believed that new collagen production, or neocollagenesis, promotes retraction of the skin in the areas of fat reduction. Importantly, the fat removal process with ATX-101 is incremental with each treatment, thereby allowing for control of the aesthetic outcome.

Nonclinical Program

        In accordance with international guidelines and in consultation with the FDA, we have conducted a broad nonclinical development program for subcutaneously-administered ATX-101. The program included preclinical efficacy, safety pharmacology, pharmacokinetics/bioavailability and single/repeat-dose toxicity studies of ATX-101, including chronic studies of up to nine months duration. Genotoxicity, local tolerance and formulation bridging studies were also conducted, along with a complete battery of reproductive toxicity testing. Together, these studies supported the clinical development and anticipated future safety labeling of ATX-101 for the reduction of submental fat. We do not expect to be required by regulatory bodies to perform additional nonclinical studies.

Clinical Development Program

        To support approval of ATX-101, we are pursuing a rigorous, science-based clinical development program. ATX-101 is the subject of four pivotal Phase III clinical trials for the reduction of submental fat, consisting of two ongoing trials in the United States and Canada, with total enrollment of more than 1,000 patients, and two recently completed trials in Europe that involved 723total patients. These clinical trials were designed based on promising results observed in three multi-center, double-blind, placebo-controlled Phase II studies that evaluated various dosing regimens for ATX-101 and also served to validate potential efficacy endpoints, including patient and physician submental fat rating scales. Altogether, a total of 463 patients have participated in eleven Phase I and Phase II clinical studies of ATX-101 for the treatment of submental fat reduction including two early studies for the treatment of superficial lipomas, a common type of benign fatty tumor found under the skin. An additional open-label long-term safety study of ATX-101 for the reduction of submental fat is ongoing in 165 patients, and another study is evaluating the effect of ATX-101 on the QT/QTc intervals in approximately 200 patients. Overall, subcutaneous treatment with ATX-101 has been observed to be well tolerated across all clinical studies to date.

        Clinical development of ATX-101 in the United States is being conducted under an Investigational New Drug Application, or IND, that was opened in December 2007 and is currently active with the FDA. In Canada, Europe and other territories, clinical development is being conducted under similar national clinical trial applications.

Phase I Clinical Studies

        Six Phase I studies were conducted in a total of 101 patients and evaluated safety, tolerability, pharmacokinetics and/or histopathology following administration of ATX-101, as described below:

          Pharmacokinetic studies (2008-2009, 2011, 2012).     Three Phase I studies have been conducted to evaluate the pharmacokinetics of ATX-101. The first study was an open-label, single-center, dose-escalation, safety study and was conducted in 24 patients. Each patient received a single ATX-101 treatment at 0-4mg/cm2, given subcutaneously into the submental fat, using a variety of concentrations, volumes and injection grid patterns. Treatment with ATX-101 was well tolerated. The most common adverse effects were mild-to-moderate local injection site reactions. Peak deoxycholate blood levels occurred within about 30 minutes after administration of ATX-101 and were dose-related. At all doses, deoxycholate returned to endogenous levels within 12 to 24 hours. The second study was an open-label, single-center, cross-over study in five patients that compared blood levels of deoxycholate following injection of ATX-101 into the abdomen or submental fat. Comparable overall exposure was observed when ATX-101 was injected into the two locations, although peak exposure was somewhat higher following injection into submental fat. The third study was an open-label, single-center study conducted in 24 patients to determine the pharmacokinetics of injecting a single dose of ATX-101 in its final proposed commercial formulations. Each patient received a single ATX-101 treatment at 2 mg/cm2, given subcutaneously into the submental fat. No serious adverse events were reported and no subjects were discontinued due to adverse events.

          Histology study (2008-2009).     In this open-label, vehicle-controlled, multi-center study, various doses of ATX-101 were injected into the abdominal fat of 14 patients who were scheduled to undergo abdominoplasty at differing time points. Histological evaluation of the excised fat tissue demonstrated the initial destruction of adipocytes followed by a local immune response and thickening of fibrous septae within the fat tissue consistent with the proposed mechanism of action of ATX-101.

          Lipid study (2010-2011).    This 10-patient, open-label, single-center study evaluated blood levels of lipids and other biological markers following administration of ATX-101. Results confirmed that adipocytolysis induced by ATX-101 did not result in adverse levels of serum lipids (including cholesterol, triglycerides and free fatty acids) or metabolic and inflammatory markers.

          Formulation tolerability study (2010).     The comfort and tolerability of two formulations of ATX-101, one with and one without a benzyl alcohol preservative, were compared in 24 patients in this single-dose study. Both formulations were considered acceptable for use in future studies. We intend to use the benzyl alcohol formulation for the U.S. market and the formulation without benzyl alcohol for Europe and certain other countries.

Clinical Development in Reduction of Submental Fat

        In Phase II studies and Phase III clinical trials, the following key measures were developed and assessed:

  •
  Clinician-Reported Submental Fat Rating Scale (CR-SMFRS):  a physician assessment of the prominence and convexity of submental fat on a 5-point ordinal scale (0-none, 1-mild, 2-moderate, 3-severe, 4-extreme).

  •
  Patient-Reported Submental Fat Rating Scale (PR-SMFRS):  a patient self-assessment of the amount of their "chin fat" on a 5-point ordinal scale (0-none, 1-slight, 2-moderate, 3-large, 4-very large).

  •
  Subject-Self Rating Scale (SSRS):  a patient self-assessment of satisfaction with the appearance of their face and chin on a 7-point ordinal scale (0-extremely dissatisfied, 1-dissatisfied, 2-somewhat dissatisfied, 3-neither satisfied nor dissatisfied, 4-somewhat satisfied, 5-satisfied, 6-extremely satisfied) when asked the following question:

  "...how satisfied do you feel with your appearance at the present time whether or not in your judgment it is due to treatment with ATX-101?"

  •
  Patient-Reported Submental Fat Impact Scale (PR-SMFIS):  a patient self-assessment, each on a 10-point ordinal scale, of their perception measuring:

  •
  How happy are you with the appearance with your chin fat?

  •
  How bothered are you by the appearance of your chin fat?

  •
  How self-conscious are you about the appearance of your chin fat?

  •
  How embarrassed are you about the appearance of your chin fat?

  •
  How much older do you look because of your chin fat?

  •
  How much overweight do you look because of your chin fat?

  •
  Patient Satisfaction with Treatment:  a patient self-assessment of satisfaction with treatment measured on a 7-point ordinal scale (0-extremely dissatisfied, 1-moderately dissatisfied, 2-a little dissatisfied, 3-neither satisfied nor dissatisfied, 4-a little satisfied, 5-moderately satisfied, 6-extremely satisfied).

  •
  Submental Skin Laxity Grade (SMSLG):  a physician assessment of submental wrinkling, skin folding and apposition to underlying neck structures on a 4-point photo-numeric grading scale (1-none, 2-mild, 3-moderate, 4-severe).

  •
  Change in Submental Fat Volume via Magnetic Resonance Imaging, or MRI:  an objective measure of submental volume within a 1 cm wide sagittal slice acquired through MRI measured in cubic millimeters (mm3).

  •
  Change in Submental Fat Thickness via Calipers:  an objective measure of submental fat thickness measured in millimeters (mm).

Figure 2. Summary of Statistical Significance of ATX-101 Effects Compared to Placebo

        The following table (Figure 2) summarizes the results from our completed U.S. Phase IIb study and European pivotal Phase III trials:

Endpoint	Measure (all vs. placebo)	Phase IIb (up to 6 Tx, @ 28 days)		EU Phase III (up to 4 Tx, @ 28 days)			
				ATX-101-10-16		ATX-101-10-17	
		1 mg/cm^2 (n=40)	2 mg/cm^2 (n=42)	1 mg/cm^2 (n=120)	2 mg/cm^2 (n=121)	1 mg/cm^2 (n=120)	2 mg/cm^2 (n=122)
CR-SMFRS	mean Δ	p =0.052	p =0.003	p <0.0001	p <0.0001	p <0.0001	p <0.0001
	% of patients with ≥ 1 pt improvement	p =0.016	p =0.003	p <0.001	p <0.001	p <0.001	p <0.001
	% of patients with ≥ 2 pt improvement	NS	NS	p =0.028	p <0.001	p =0.020	p =0.021
PR-SMFRS	mean Δ	NS	p < 0.001	p <0.0001	p <0.0001	p <0.0001	p <0.0001
	% of patients with ≥ 1 pt improvement	NS	p =0.022	p <0.001	p <0.001	p <0.001	p <0.001
	% of patients with ≥ 2 pt improvement	NS	p =0.011	p =0.015	p <0.001	p <0.001	p <0.001
SSRS	% of patients ≥ 4	p =0.005	p <0.001	p <0.001	p <0.001	p <0.001	p <0.001
PR – SMFIS (each measure*)	mean Δ	p <0.05*	p ≤0.001	p ≤0.01	p <0.0001	p ≤0.001	p <0.001
MRI Volume	mean Δ	p <0.05	p =0.006	nm	nm	nm	nm
Calipers	mean Δ(%)	nm	nm	p <0.001	p <0.001	NS	p =0.046
Global Post-Tx Satisfaction	% of patients ≥ 4	p <0.001	p <0.001	p <0.0001	p <0.0001	p =0.0001	p =0.0001

* except "Self-Conscious" and "Overweight" measures NS, overall score: p =0.005.

"Δ" signifies change, "nm" signifies not measured, "Tx" signifies treatment

"NS" signifies not statistically significant (p >0.05)

For secondary measures of PR-SMFRS, PR-SMFIS, MRI Volume, Calipers and Global Post-Tx Satisfaction, analysis includes only subjects with available data.

Phase II Clinical Studies

        Three multi-center, randomized, double-blind, placebo-controlled Phase II studies were conducted in 284 patients and evaluated various dosing regimens of ATX-101 vs. placebo for the reduction of submental fat. The Phase II program included two early Phase IIa studies, which formed the basis for Bayer's European Phase III trials, and one Phase IIb study that provided the basis for the U.S. and Canadian Phase III trials.

          Phase IIa Studies (2007-2008).     The two initial Phase IIa studies were conducted in a total of 155 patients. The first study evaluated various concentrations of ATX-101 administered subcutaneously directly into the submental fat, using a grid pattern of small-volume injections. The exact number of injections was at the discretion of the clinician based on the distribution of submental fat in each particular patient. In a similar manner, the second Phase IIa study utilized a constant concentration of ATX-101 and varied the volume of each injection and the spacing of the grid pattern. In both studies, patients received up to four treatments at 28-day intervals, and agreed to maintain consistent diet and exercise practices throughout the study in order to minimize potential changes in body weight. Principal efficacy measures in these two early studies were the CR-SMFRS and a 7-point patient-reported outcome scale, or PRO, assessing satisfaction with appearance of the face and chin. These rating instruments are similar to other rating scales used for approved aesthetic drug products and/or medical devices, such as botulinum toxins and dermal fillers. For both measures, we observed statistically significant improvements in patients treated with ATX-101, particularly patients dosed at 1 or 2 mg/cm2 and, following discussions with various European regulatory authorities, the Phase IIa data were deemed sufficient to inform the design of Bayer's European pivotal Phase III clinical trials.

          Phase IIb Study (2009-2010).     Subsequent discussions with the FDA led to the development of additional submental fat assessment tools, including the PR-SMFRS, which parallels the clinician-reported assessment, and the PR-SMFIS, which assesses the visual and psychological impacts of "chin fat." These patient-reported scales, along with the CR-SMFRS, were rigorously validated, including demonstrations of multi-patient and multi-physician inter- and intra-rater reliability. These scales were used along with MRI assessments in a definitive Phase IIb dose-ranging study in 129 patients. This study compared ATX-101 at 1 or 2 mg/cm2 vs. placebo in patients with moderate to severe submental fat. As in our Phase IIa studies, the exact number of injections of ATX-101 in our Phase IIb study was at the discretion of the clinician based on the distribution of submental fat for each particular patient. Patients were allowed to receive up to six treatments at 28-day intervals and, as in previous studies, were requested to maintain consistent diet and exercise practices. Results from this study indicated that both doses were superior to placebo in most measures; however, the higher 2 mg/cm2 dose appeared to consistently outperform the lower 1 mg/cm2 dose. Compared to placebo-treated patients, dose-related improvements were observed in ATX-101-treated patients for mean changes in CR-SMFRS ratings (Figure 3), mean changes in PR-SMFRS ratings (Figure 4) and mean changes in submental fat volume (Figure 5) as assessed using MRI. In addition, treatment with ATX-101 resulted in improvements in patients' self-perception related to their submental fat as measured by the PR-SMFIS (Figure 6). Treated patients reported statistically significant increases in happiness with the appearance of their "chin fat" and self-perceptions of youthfulness and looking less overweight. The patients also reported feeling significantly less embarrassed, bothered and self-conscious about the appearance of their "chin fat."

        Across all three Phase II studies, ATX-101 was well tolerated in all dosing regimens. The observed safety profile of ATX-101 is characterized by transient, local injection site reactions of typically mild to moderate severity. Pain was the most common injection site reaction, followed by numbness, bruising, swelling, induration and redness. Less frequently, itching, nodules and tingling were reported. Most of the injection site reactions resolved within the 28-day treatment interval, with some cases extending beyond the treatment interval gradually diminishing over the treatment period. Rare instances of transient facial nerve or muscle impairment, which typically manifests as an asymmetric smile, were reported in less than 0.2% of procedures across all studies to date and, in each case, resolved. Across studies, the 1 and 2 mg/cm2 dosing regimens selected for use in later European Phase III trials appeared to have slightly better tolerability than other regimens that included higher ATX-101 concentrations or volumes, or tighter injection grid spacing.

        All figures below are based on "Intent-to-Treat," or ITT, population which comprises all randomized subjects with baseline efficacy data. For regulatory purposes, the primary efficacy analyses will be based on the ITT population. Statistically significant results at various levels are denoted by asterisks or p-values in the figures below. The p-value is the probability that the reported result was achieved purely by chance (e.g., a p-value ≤0.01 means that there is a 1% or less chance that the difference between the placebo group and the treatment group is purely due to chance). A p-value ≤ 0.05 is a commonly used criterion for statistical significance. The symbol "n" is used to denote sample size per group.

Figure 3. Phase IIb study, Mean Change from Baseline in Clinician Rating, CR-SMFRS, by Treatment Group

Figure 4. Phase IIb study, Mean Change from Baseline in Patient Rating, PR-SMFRS, by Treatment Group

Figure 5. Phase IIb study, Mean Change from Baseline in MRI Volume of Submental Fat by Treatment Group

Figure 6. Phase IIb study, Mean Change from Baseline in Patient Rating, PR-SMFIS, by Treatment Group

        Representative before/after photographs of three Phase IIb patients, one male and two females, are shown in Figures 7, 8 and 9, respectively.

Figure 7. Phase IIb study, 32-year-old male

        This 32-year-old male entered the Phase IIb study with his baseline submental fat rated as grade 3 (severe) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 32, he achieved a 1-grade reduction in submental fat according to the clinician-reported scale and a 2-grade reduction according to the patient-reported scale.

Baseline	Week 32

BMI=25.2	CR-SMFRS=3	BMI=25.2	CR-SMFRS=2
Wt=81.8 kg	PR-SMFRS=3	Wt=81.8 kg	PR-SMFRS=1

Figure 8. Phase IIb study, 33-year-old female

        This 33-year-old female entered the Phase IIb study with her baseline submental fat rated as grade 2 (moderate) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 1-grade reduction in submental fat according to both the clinician- and patient-reported scales.

Baseline	Week 32

BMI=25.8	CR-SMFRS=2	BMI=26.5	CR-SMFRS=1
Wt=68.6 kg	PR-SMFRS=2	Wt=70.5 kg	PR-SMFRS=1

Figure 9. Phase IIb study, 52-year-old female

        This 52-year-old female entered the Phase IIb study with her baseline submental fat rated as grade 2 (moderate) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 2-grade reduction in submental fat according to both the clinician- and patient-reported scales.

Baseline	Week 32

BMI=27.6	CR-SMFRS=2	BMI=26.7	CR-SMFRS=0
Wt=81.6 kg	PR-SMFRS=2	Wt=79.8 kg	PR-SMFRS=0

        Long-Term Phase II Follow-Up Study.    In an effort to assess long-term safety and duration of treatment effects, a separate observational study is capturing up to five years of long-term follow-up data on patients who completed Phase II studies of ATX-101 for submental fat reduction. A preliminary analysis of Phase IIa patients followed for two years indicated that the vast majority (>90%) of patients maintained at least the same level of aesthetic correction that was achieved during the preceding clinical trial. No long-term safety concerns were noted in the preliminary analysis.

Summary of Regulatory Endpoints

        The table (Figure 10) below summarizes the regulatory endpoints developed during the Phase II studies and used in the Phase III clinical trials to measure ATX-101 performance. These patient and physician scales are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins and dermal fillers, and the CR-SMFRS, PR-SMFRS and PR-SMFIS were validated using scientific principles and process recommendations per the FDA's Patient Reported Outcome Guidance (FDA, 2009) in an effort to ensure reliability, construct validity and sensitivity to change over time.

Figure 10. Summary of Phase III Regulatory Endpoints

Bayer's European Pivotal Phase III Clinical Trials (2010-2012)

        In Europe, Bayer conducted two identical pivotal, multi-center, randomized, double-blind, placebo-controlled, Phase III clinical trials designed to assess the efficacy, safety and tolerability of ATX-101, dosed at 1 or 2 mg/cm2, vs. placebo for the reduction of moderate to severe submental fat. The design of these trials was based on results from the prior Phase IIa studies and further informed by the then-ongoing development of additional patient-reported endpoints. Patients received up to four treatments at 28-day intervals and, as in previous studies, were requested to maintain consistent diet and exercise practices. Together, the trials have enrolled 723 patients in 57 centers in the United Kingdom, France, Germany, Belgium, Spain and Italy. While analyses are ongoing, preliminary results are available and are discussed below for each trial:

          Trial ATX-101-10-16.    This trial, which included 363 patients, met the pre-specified primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat, for both the 1 and 2 mg/cm2 doses compared to placebo, as assessed by: percentage of patients with at least a 1-point improvement on the 5-point Clinician-Reported Submental Fat Rating Scale, or CR-SMFRS (Figures 11 and 12), and percentage of patients expressing satisfaction with their appearance in association with their face and chin as measured by a rating of 4 or higher on the 7-point Subject Self Rating Scale, or SSRS (Figure 13).

          In addition, treatment with ATX-101 resulted in dose-dependent, statistically significant improvements in a number of secondary outcomes measured by: the 5-point Patient-Reported Submental Fat Rating Scale, or PR-SMFRS (Figure 14), caliper measurements of the submental area (Figure 17), and patients' self-perception related to the appearance of their submental fat as measured by the Patient-Reported Submental Fat Impact Scale, or PR-SMFIS (Figure 15). Treated patients reported statistically significant increases in happiness with the appearance of their "chin fat" and associated self-perceptions of youthfulness and looking less overweight. The patients also reported feeling less embarrassed, bothered and self-conscious about the appearance of their "chin fat." Patients also reported a statistically significant difference in overall satisfaction with treatment as compared to placebo (Figure 16).

          In this trial, the observed safety profile of ATX-101 was characterized by transient, local injection site reactions of predominately mild to moderate severity. Pain was the most common injection site reaction, followed by swelling, bruising, numbness, redness and induration. Less frequently, itching, tingling and nodules were reported. Rare instances of transient facial nerve or muscle impairment, which typically manifests as an asymmetric smile, were reported in less than 0.2% of procedures across all studies to date and, in each case, resolved. While there was a higher incidence of pain rated as moderate or severe in this trial than in the Phase II studies, patient satisfaction with treatment was high, and patient withdrawal from treatment due to adverse events was similar and less than 10%. Incidence of the most commonly reported injection site reactions are shown below (Figure 18).

          Analyses of primary efficacy measures shown in the figures below are based on the protocol specified, "Intent-to-Treat," or ITT, population which comprises all randomized subjects with baseline efficacy data (CR-SMFRS or SSRS). The protocol specified, "Per Protocol," or PP, population comprises randomized subjects who have data at both baseline and Visit 7 for CR-SMFRS, SSRS, or both, and no major protocol violations. For secondary measures of PR-SMFRS, PR-SMFIS and Patient Satisfaction with treatment, analysis includes only subjects with available data. Statistically significant results at various levels are denoted by asterisks or p-values in the figures below. The p-value is the probability that the reported result was achieved purely by chance (e.g., a p-value ≤ 0.01 means that there is a 1% or less chance that the difference between the placebo group and the treatment group is purely due to chance). A p-value ≤ 0.05 is a commonly used criterion for statistical significance. The symbol "n" is used to denote sample size per group.

Figure 11. European Phase III Trial ATX-101-10-16, Percent of Patients with at least 1 Grade Improvement in Clinician Rating, CR-SMFRS, at Week 24 by Treatment Group

Figure 12. European Phase III Trial ATX-101-10-16, Mean Change from Baseline in Clinician Rating, CR-SMFRS, by Treatment Group

Figure 13. European Phase III Trial ATX-101-10-16, Percent of Patients Expressing Satisfaction With The Appearance of Their Face and Chin, SSRS ≥ 4, at Week 24 by Treatment Group

Figure 14. European Phase III Trial ATX-101-10-16, Mean Change from Baseline in Patient Rating, PR-SMFRS, at Week 24 by Treatment Group

Figure 15. European Phase III Trial ATX-101-10-16, Mean Change from Baseline in Patient Ratings, PR-SMFIS, at Week 24 by Treatment Group

Figure 16. European Phase III Trial ATX-101-10-16, Percent of Patients Expressing Satisfaction with Treatment, at Week 24 by Treatment Group, PP

"How Satisfied are You with the Treatment You Received in this Study?"

Figure 17. European Phase III Trial ATX-101-10-16, Mean Change [%] from Baseline in Caliper Measurements at Week 24 by Treatment Group

Figure 18. European Phase III, ATX-101-10-16, Incidence of Common Injection Site Reactions

        Trial ATX-101-10-17.    This trial, which included 360 patients, also met the pre-specified primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat, for both the 1 and 2 mg/cm2 doses compared to placebo, as assessed by: percent of patients with at least a 1-point improvement on the 5-point Clinician-Reported Submental Fat Rating Scale, or CR-SMFRS (Figures 19 and 20), and percentage of patients expressing satisfaction with their appearance in association with their face and chin as measured by a rating of 4 or higher on the 7-point Subject Self Rating Scale, or SSRS (Figure 21).

        Likewise, treatment with ATX-101 resulted in statistically significant improvements in a number of secondary outcomes measured by: the 5-point Patient-Reported Submental Fat Rating Scale, or PR-SMFRS (Figure 22), caliper measurements of the submental area (Figure 25), and patients' self-perception related to the appearance of their submental fat as measured by the Patient-Reported Submental Fat Impact Scale, or PR-SMFIS (Figure 23). Treated patients reported statistically significant increases in happiness with the appearance of their "chin fat" and associated self-perceptions of youthfulness and looking less overweight. The patients also reported feeling significantly less embarrassed, bothered and self-conscious about the appearance of their "chin fat." Patients also reported a statistically significant difference in overall satisfaction with treatment as compared to placebo (Figure 24).

        In this trial, the observed safety profile of ATX-101 was consistent with that observed in Trial ATX-101-10-16 and was characterized by transient, local injection site reactions of predominately mild to moderate severity. Pain was the most common injection site reaction, followed by swelling, bruising, numbness, redness and induration. Less frequently, itching, tingling and nodules were reported. Rare instances of transient facial nerve or muscle impairment, which typically manifest as an asymmetric smile, were reported in less than 0.2% of procedures across all studies to date and, in each case, resolved. While there was a higher incidence of pain rated as moderate or severe in this trial than in the Phase II studies, patient satisfaction with treatment was high, and patient withdrawal from treatment due to adverse events was similar and less than 10%. Incidence of the most commonly reported injection site reactions are shown below (Figure 26).

        Analyses of primary efficacy measures shown in the figures below are based on the protocol specified, "Intent-to-Treat," or ITT, population which comprises all randomized subjects with baseline efficacy data (CR-SMFRS or SSRS). The protocol specified, "Per Protocol," or PP, population comprises randomized subjects who have data at both baseline and Visit 7 for CR-SMFRS, SSRS, or both, and no major protocol violations. For secondary measures of PR-SMFRS, PR-SMFIS and Patient Satisfaction with treatment, analysis includes only subjects with available data. Statistically significant results at various levels are denoted by asterisks or p-values in the figures below. The p-value is the probability that the reported result was achieved purely by chance (e.g., a p-value ≤ 0.01 means that there is a 1% or less chance that the difference between the placebo group and the treatment group is purely due to chance). A p-value ≤ 0.05 is a commonly used criterion for statistical significance. The symbol "n" is used to denote sample size per group.

Figure 19. European Phase III Trial ATX-101-10-17, Percent of Patients with At Least 1 Grade Improvement in Clinician Rating, CR-SMFRS, at Week 24 by Treatment Group

Figure 20. European Phase III Trial ATX-101-10-17, Mean Change from Baseline in Clinician Rating, CR-SMFRS, by Treatment Group

Figure 21. European Phase III Trial ATX-101-10-17, Percent of Patients Expressing Satisfaction With The Appearance of Their Face and Chin, SSRS ≥ 4, at Week 24 by Treatment Group

Figure 22. European Phase III Trial ATX-101-10-17, Mean Change from Baseline in Patient Rating, PR-SMFRS, at Week 24 by Treatment Group

Figure 23. European Phase III Trial ATX-101-10-17, Mean Change from Baseline in Patient Ratings, PR-SMFIS, at Week 24 by Treatment Group, PP

Figure 24. European Phase III Trial ATX-101-10-17, Percent of Patients Expressing Satisfaction with Treatment, at Week 24 by Treatment Group

Figure 25. European Phase III Trial ATX-101-10-17, Mean Change [%] from Baseline in Caliper Measurements at Week 24 by Treatment Group

Figure 26. European Phase III, ATX-101-10-17, Incidence of Common Injection Site Reactions

        Representative before/after photographs of four Phase III female patients are shown in Figures 27, 28, 29 and 30.

Figure 27. European Phase III, 36-year-old female

        This 36-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 24, she achieved a 1-grade reduction in submental fat according to the CR-SMFRS, a 2-grade reduction according to the PR-SMFRS, and a 3-point improvement in satisfaction with the appearance of her face and chin (SSRS).

Figure 28. European Phase III, 33-year-old female

        This 33-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on the clinician-rated scale (CR-SMFRS) and grade 1 (mild) on the patient-rated scale (PR-SMFRS). By the end of study at week 24, she achieved a 2-grade reduction in submental fat according to the CR-SMFRS, and a 4-point improvement in satisfaction with the appearance of her face and chin (SSRS).

Figure 29: European Phase III, 38-year-old female

        This 38-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 24, she achieved a 0-grade reduction in submental fat according to the CR-SMFRS, a 1-grade reduction according to the PR-SMFRS, and a 3-point improvement in satisfaction with the appearance of her face and chin (SRSS).

Figure 30. European Phase III, 42-year-old female

        This 42-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 24, she achieved a 1-grade reduction in submental fat according to the CR-SMFRS and PR-SMFRS and a 2-point improvement in satisfaction with the appearance of her face and chin (SRSS).

        Results from these trials were received in the second quarter of 2012 and are anticipated to provide the basis for Bayer's regulatory submissions for approval of ATX-101 in countries in Europe, which we expect to occur in 2013.

        Bayer has also initiated a two-year, non-treatment, follow-up trial on a subset of patients from the European Phase III trials to assess long-term safety and duration of treatment effects.

U.S. and Canadian Pivotal Phase III Clinical Trials—"REFINE-1" and "REFINE-2"

        Based on study results to date, as well as substantive discussions with the FDA, our U.S. and Canadian pivotal Phase III trials were designed following the treatment regimen used in our completed Phase IIb study. These trials were designed to test against regulatory approval requirements using rigorous statistical analysis of validated physician and patient scales. These patient and physician scales are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins and dermal fillers. As a substantiating objective measure, MRI will be used to directly measure the change in submental fat volume following treatment with ATX-101. In addition, secondary and other measures will evaluate patient satisfaction, perception of change and the psychological impacts associated with reduction of submental fat.

        Our pivotal U.S. and Canadian Phase III trials, known as REFINE-1 and REFINE-2, or Randomized Double-blind Evaluation of Submental Fat Reduction IN ATX-101 TrEated Patients, were initiated in March 2012 and are designed to confirm the efficacy, safety and tolerability of ATX-101 for reduction of moderate to severe submental fat. These trials are identical multi-center, randomized, double-blind, placebo-controlled trials that compare subcutaneous injections of ATX-101 dosed at 2 mg/cm2 to similar injections of placebo, with the primary efficacy assessments at 12 weeks after final treatment. Patients may receive up to six treatments at 28-day intervals and agree to maintain consistent diet and exercise practices throughout the study in order to minimize potential changes in body weight. The trials are being conducted in approximately 70 centers across the United States and Canada. We have enrolled more than 1,000 patients across the two trials, randomized (1:1, or a sample size of 250 patients per arm, per trial) to ATX-101 or placebo.

        These Phase III trials have as principal efficacy measures both the CR-SMFRS and the PR-SMFRS. The two scales will be used together as a composite to define a responder as a patient who simultaneously achieves a pre-defined threshold of improvement on both measures. Such a composite analysis is designed to eliminate variances that may be seen in data from either scale alone and substantially increases the difficulty in achieving any given threshold of improvement. These trials pre-specify two different thresholds as co-primary endpoints: a 1-grade improvement in the CR-SMFRS / PR-SMFRS composite, and a 2-grade improvement in the CR-SMFRS / PR-SMFRS composite. As co-primary endpoints, both must be achieved for trial success. ATX-101 studies to date indicate that a 1-grade improvement represents a meaningful and positive change to both patients and physicians as indicated by high patient satisfaction and the patient's global impression of change. Based on FDA guidance on interpretation of Patient Reported Outcomes, these scores are used as an "anchor-based" method to establish a clinically meaningful threshold of response. The requirement of a 2-grade composite threshold represents a more difficult statistical standard for both product and scale performance.

        To better understand product performance, secondary endpoints will measure patients' self-perception related to the appearance of their submental fat as measured by the Patient-Reported Submental Fat Impact Scale, or PR-SMFIS, including treatment related impacts in patients' happiness with the appearance of their "chin fat" as well as associated self-perceptions of youthfulness, looking overweight, or feeling embarrassed, bothered or self-conscious about the appearance of their "chin fat." In addition, these trials will measure the change in volume of submental fat using MRI in a subset of approximately 400 patients at selected centers. We completed enrollment in these trials in August 2012 and expect to report topline results in mid-2013. These trials are expected to form the basis for our NDA for approval of ATX-101 for the treatment of moderate to severe submental fat.

Analysis of European Phase III Trial Results to Inform U.S. and Canadian pivotal Phase III Clinical Trial Design

        Although the design of our U.S. and Canadian pivotal Phase III trials allows up to six treatments while the pivotal European Phase III trials were limited to four treatments, we have analyzed the data from the European Phase III trials to inform the initial sizing projections for our ongoing Phase III trials. We conducted a post hoc analysis combining the data from the two pivotal European Phase III trials, which yielded a sample size of approximately 240 patients in each of the 2 mg/cm2 and placebo groups, comparable to the 250 patients per dose arm planned in the U.S. Phase III trials. While the European Phase III clinical trials did not pre-specify the CR-SMFRS / PR-SMFRS composite analysis of the endpoints as specified in the U.S. Phase III clinical trials, the post hoc analysis can be used to estimate composite response rates. From analysis of the combined studies, we noted that the 2 mg/cm2 dose arm met the co-primary, composite endpoints being used in the U.S. Phase III trials by demonstrating statistically significant reduction vs. placebo of moderate to severe submental fat, as measured by the CR-SMFRS / PR-SMFRS composite, where patients are required to achieve an improvement on both scales simultaneously, at pre-defined thresholds of both (a) a composite 1-grade improvement (49.0% vs. 15.5%, p <0.001), and (b) a composite 2-grade improvement (7.5% vs. 0.4%, p<0.001). For reference, the response rates observed in the Phase IIb study, where patients received up to six treatments, were (a) a composite 1-grade improvement (57.1% vs. 22.2%, p <0.001), and (b) a composite 2-grade improvement (9.5% vs. 2.2%, not significant). Based on these results, no adjustments are planned for our ongoing U.S. pivotal Phase III trials.

Additional In-Process and Planned Clinical Studies of ATX-101 for Reduction of Submental Fat

        An additional study, ATX-101-11-26, a multicenter, open-label, long-term study to evaluate the safety of ATX-101 for the reduction of submental fat, is ongoing in 165 patients. We announced interim study results in the fourth quarter of 2012. This study captured patients who received ATX-101 (2 mg/cm2) for up to six treatments spaced 28 days apart. The interim results included patients who had completed Visit 9, or three months after last injection, which is the same study endpoint as the ongoing U.S. and Canadian Phase III pivotal trials. In this study, ATX-101 was found to be well tolerated and the observed overall safety profile was consistent with findings from previous Phase II and European Phase III clinical trials. Adverse events were mostly mild to moderate, and transient. The most common adverse events were bruising, numbness, pain, swelling, redness, induration, itching and nodule formation. These adverse events were limited to the injection site and were temporally associated with treatment. Rare instances of transient facial nerve or muscle impairment, which typically manifest as an asymmetric smile, were reported in less than 0.2% of procedures across all studies to date and, in each case, resolved.

        Although not designed to measure efficacy, the interim results from this open-label study were also consistent with the efficacy results observed in previous studies of similar design. Interim results from the study demonstrated that 71.3% of subjects had at least a 1-grade improvement on the CR-SMFRS / PR-SMFRS composite and 14.0% had at least a 2-grade improvement on the same composite measure.

        Additional results from the trial were announced in the first quarter of 2013. Results demonstrated that 87% of patients achieved at least a 1-grade improvement from baseline on the CR-SMFRS. Similarly, 83% of patients achieved at least a 1-grade improvement on the PR-SMFRS. Additionally, 96% of patients had unchanged or improved skin laxity based on the clinician rated Submental Skin Laxity Grading Scale (SMSLG).

        We have initiated a clinical study focused on standard QT/QTc evaluations. In addition, and prior to our NDA submission to the FDA, we will initiate further clinical studies of ATX-101 focusing on patients with extreme amounts of submental fat and in patients over age 65. Completion of the clinical studies in extreme submental fat and patients over 65 are not required for our NDA submission of ATX-101.

Other Completed Clinical Studies

        As noted above, a Phase I/II study was conducted in a total of 78 patients to evaluate the potential of ATX-101 as a treatment for superficial lipomas. In these studies, ATX-101 was administered directly into the lipomas by intralipomal injection, and the observed safety profile was similar to that seen in submental fat studies. Adverse effects typically consisted of mild-to-moderate local injection site reactions. While the specific adverse events were similar to those seen in our submental fat studies, the occurrence of local skin ulcerations above the lipomas of four patients appeared to be a notable difference. These occurred at higher doses (avg=7.5 mg/cm2) than are currently being tested and were believed to be due to reflux of excess ATX-101 from encapsulated lipomas. In addition, although there were suggestions of potential efficacy in terms of lipoma size reductions, the magnitude of effect was considered insufficient to warrant further study.

Sales and Marketing

        We currently have limited marketing capabilities and no sales organization. We have retained all commercial rights to ATX-101 in the United States and Canada and, if ATX-101 is approved by the FDA, expect to access the market through a focused, specialized sales force. For territories outside of the United States and Canada, we have granted our collaborator, Bayer, exclusive rights to develop and commercialize ATX-101 for all indications.

Core Physicians

        According to market research, dermatologists and plastic surgeons performed 60% to 80% of facial injectable procedures in 2010 in the United States. If approved for sale, we will focus our initial marketing of ATX-101 on those core dermatologists, plastic surgeons and facial plastic surgeons we identify as having substantial experience in performing facial injectable procedures. While plastic surgery specialties currently have tools, such as liposuction, for submental fat reduction, ATX-101, if approved as of today, would represent a significant opportunity to expand the number of potential patients. For the dermatologist community, ATX-101, if approved, will provide the only approved non-surgical tool for reduction of submental fat.

Patient Targeting

        Our research indicates that the potential for ATX-101 to provide meaningful changes to lower facial appearance will interest both injectable "experienced" and injectable "naive" patients (i.e., patients that have not received injectable toxins or fillers). According to ASAPS, in 2012 there were an estimated 4.1 million cosmetic botulinum toxin procedures and 1.8 million dermal filler procedures performed in the United States and Canada, all of which were for aesthetic purposes. In an analysis of 207 respondents based on general market research conducted by us, 45% indicated that they were likely to try ATX-101 based on the product profile. In addition industry research conducted in 2008 indicated that 24% of women aged 30 to 60 years old with a household income of $50,000 or greater would consider botulinim toxin and/or dermal filler medical aesthetic procedure. The likely early adopters of ATX-101 will be injectable experienced patients, however, we also plan to target injectable-naive patients, as we believe ATX-101 provides a solution for a commonly desired aesthetic improvement. In 2012, women comprised 90% of the injectable procedures market; however, our internal market research indicates that men have a significantly higher interest in an injectable solution for reducing submental fat than other facial injectable treatments.

Competition

        The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. Demand for ATX-101 could be limited by the treatments, products and technologies offered now or in the future. We and Bayer are seeking regulatory approval of ATX-101 for the reduction of submental fat. While we do not believe there are any other injectables approved as drugs by the FDA or equivalent foreign regulatory agencies designed specifically for this indication, we anticipate that ATX-101, if approved, will face significant competition from surgical alternatives for submental fat reduction and other medical device technologies designed for the reduction of fat.

Surgical Submental Fat Reduction Market

        Liposuction and neck surgical procedures remain the primary treatment options for submental fat reduction. While we believe that most patients seeking facial aesthetics prefer non-surgical modalities, we do expect that ATX-101 may compete indirectly with liposuction for physician preference and resources.

FDA Approved Technologies for Fat Reduction

        The FDA has approved several medical devices for fat reduction. Although at this time none of these devices have been approved for the treatment of submental fat, there is the possibility that these devices could develop alternative application methods to accommodate use on the submental region. In addition, we may in the future face competition from new and emerging technologies.

Aesthetic Medicine Market Competition

        Injectable botulinum toxins and dermal fillers dominate the aesthetic medicine market for facial rejuvenation. While we believe ATX-101 will be a complementary procedure to these existing facial injectables, for some patients we may compete for a share of their discretionary budget and share of mind within the physician's office for improving facial aesthetics.

        Many of our potential competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. For a description of the risks we face related to competition, please see "Risk Factors—Risks Related to Our Business—ATX-101, if approved, will face significant competition and the failure of us or Bayer to effectively compete may prevent us from achieving significant market penetration" and "—The commercial success of ATX-101, if approved, will depend significantly on physician adoption and use of ATX-101."

        We believe that ATX-101 will compete largely on the basis of the following competitive factors: significant, meaningful and durable results; a ready group of target patients; favorable safety profile with limited or no downtime as compared to surgical alternatives; low barrier to physician adoption and the ability to facilitate physician practice expansion; our collaboration strategy with Bayer for sales outside the United States and Canada; and the effectiveness of sales and marketing programs and initiatives.

Strategic Relationships

ATX-101 Collaboration with Bayer Outside of the United States and Canada

        In August 2010, we entered into a License Agreement with Bayer Consumer Care AG that provides for an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with this license agreement, we entered into a related Services, Research, Development and Collaboration Agreement with Bayer's affiliate, Intendis GmbH, or collaboration agreement. We refer to these agreements jointly as our collaboration arrangement with Bayer, and we refer to Bayer Consumer Care AG and Intendis GmbH jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid us an upfront license fee of approximately $21.3 million and approximately $22.2 million for research and development to fund certain further global development activities of ATX-101. We remain eligible to receive up to approximately $297.0 million in additional payments contingent upon Bayer's achievement of specified regulatory and commercialization milestones, as well as escalating royalties from the mid- to high-teens on Bayer's net product sales of ATX-101. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement.

        We worked together with Bayer on two European Phase III clinical trials from which positive topline results were announced in the second quarter of 2012.

License Agreement

        Under the license agreement, each company is responsible for regulatory activities, interactions and submissions and commercial activities, including branding, within its territory. Bayer is responsible for the commercialization of ATX-101 outside of the United States and Canada, including conducting post-marketing clinical studies and preventing the sale of ATX-101 into unauthorized territories, and we are responsible for such activities in the United States and Canada. Bayer will utilize data from our nonclinical, clinical and drug substance manufacturing and quality programs for its European Marketing Authorization Application, among others. All ATX-101 clinical safety data will be shared between our companies.

        Bayer may grant sublicenses under the license agreement as commercially necessary in Bayer's reasonable determination, and is obligated to pay us a portion of certain fees, milestones and royalties received pursuant to such sublicense.

        We are responsible for all drug substance process development work and GMP drug substance supply. We are obligated to enter into and maintain agreements with suppliers and packagers to manufacture ATX-101 for clinical and other non-commercial uses of ATX-101 by us and Bayer. Furthermore, we are responsible for supplying sufficient quantities of synthetic deoxycholate to Bayer for commercial manufacture at a price equal to cost plus an agreed-upon management fee. Each company is responsible for its own commercial drug product manufacturing. In 2011, we completed method and analytic technology transfer to support Bayer's ATX-101 drug product manufacturing.

        We are responsible for worldwide ATX-101 intellectual property and patent prosecution, including defending against any claims concerning patent infringement by ATX-101 in its commercialized form, whether sold by Bayer or us. We have also indemnified Bayer and its affiliates against certain damages and losses, including those due to certain intellectual property actions and personal liability claims relating to manufacturing defects.

        Under the license agreement, we have the right, but not the obligation, to form a Joint Steering Committee with Bayer to coordinate developmental and regulatory activities relating to ATX-101 and otherwise pursuant to a project plan maintained by the Joint Steering Committee. Disputes within the Joint Steering Committee not otherwise resolved between us and Bayer shall be submitted to arbitration as provided for more generally in the license agreement. The Joint Steering Committee, and any related subcommittees and operations, may be dissolved by Bayer if we undergo a change in control.

        Bayer has the right to terminate the license agreement at any time upon advance notice of 180 days if Bayer determines that ATX-101 does not appear to be commercially viable or if there is a material change in circumstances that impacts the prospective profitability of ATX-101. The license agreement expires simultaneously with the expiration of royalties on a product-by-product/country-by-country basis, and expires in its entirety upon the expiration of royalties with respect to all products outside of the United States and Canada. Such royalties expire on the later of (i) the expiration of patent claims relating to ATX-101, (ii) the expiration of exclusivity extensions for ATX-101, or (iii) 15 years from the date of first commercial sale, each with respect to the relevant country. The royalty payments discussed above are subject to reduction in connection with, among other things, the entry into the market of certain products competitive to ATX-101. In the event a competitive product meeting certain qualifications is approved for sale and is actually and legally sold in a particular territory (in the case of the EU, any member country), our royalties on Bayer's net sales of ATX-101 in that territory would be reduced from the mid- to high-teens to the low-single digits to low-teens depending upon the timing and territory of such competitive entry. Except with respect to the EU, the entry of a qualifying competitive product into one territory does not result in a reduction in the royalty payments applicable to Bayer's net sales in other territories. Similarly, our royalties on Bayer's net sales of ATX-101 would be reduced to the low- to mid-single digits, or eliminated entirely, in each country in which an approved generic is actually and legally sold in such country, depending on the timing and country of such generic entry. The license agreement may also be terminated by us upon Bayer commencing an action that challenges the validity of ATX-101 related patents or if Bayer ceases or abandons developing ATX-101 outside of the United States and Canada. The license agreement may also be terminated by either party in the event of a material breach by the other party.

Services, Research, Development and Collaboration Agreement

        Under the collaboration agreement, Bayer is obligated to use its commercially reasonable efforts to develop ATX-101 in certain major markets outside of the United States and Canada in accordance with the project plan maintained by the Joint Steering Committee. The collaboration agreement provides for a Project Plan Committee, consisting of us and Bayer, to oversee such development. Funds to execute the project plan, as well as compensation to Bayer for its services under the collaboration agreement, are paid out of a bank account controlled by us and funded by research and development payments from Bayer under the license agreement. We must transfer control of this bank account to Bayer if we undergo a change in control. Disputes within the Project Plan Committee not otherwise resolved between us and Bayer shall be submitted to arbitration as provided for more generally in the collaboration agreement.

        The collaboration agreement expires upon the earlier of completion of development of ATX-101 by Bayer or a decision not to pursue further development and commercialization after completion of the European Phase III clinical trials. The collaboration agreement may also be terminated by either party in the event of a material breach by the other party.

Los Angeles Biomedical Research Institute

        In August 2005, we entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which we obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to ATX-101. Our exclusive license requires us to pay LA Biomed a milestone payment of $0.5 million upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to an aggregate of $5.0 million. In August 2010 and May 2012, the Company incurred non-royalty sublicense fees of $2.0 million and $1.6 million, respectively, in connection with the license fee paid by Bayer upon execution of the license agreement, and receipt of the $15.8 million contingent event-based payment triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. Upon receipt of these non-royalty sublicense fees, we initially paid a total of $0.7 million, with the remaining amount of $2.8 million satisfied subsequent to the initial public offering of which 50% was remitted in the Company's capital stock, and 50% in cash.

        Additionally, upon commercialization of a licensed product or service, we are obligated to pay low- to mid-single digit royalties on net product sales of ATX-101 by us and Bayer. We may terminate this license without penalty upon 90 days notice to LA Biomed and LA Biomed may terminate the license in certain circumstances if we fail to perform, or violate any term of the agreement, subject to applicable cure provisions. Subject to default by us or earlier termination, the license remains in effect until the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned.

Manufacturing

        We contract with third parties for the manufacture of ATX-101 and intend to do so in the future. We do not own or operate and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. Because we rely on contract manufacturers, we have personnel with extensive technical, manufacturing, analytical and quality experience and strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

        Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, and which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our systems and our contractors are required to be in compliance with these regulations, and this is assessed regularly through monitoring of performance and a formal audit program.

Drug Substance

        We are responsible for supplying ATX-101 drug substance for all territories, including for Bayer's requirements. Our current drug substance supply chain involves three contractors: the supplier of raw material, the supplier of starting material for the drug compound and the supplier of the synthetic deoxycholate, which is the active ingredient in ATX-101. We currently have an exclusive supply agreement with Pfizer as the single-source supplier of a key raw material. Our agreement with Pfizer expires in December 2014. The agreement can also be terminated prior to expiration by either party (i) upon 60 days' written notice of an uncured material breach, (ii) upon 24 months' written notice, (ii) the bankruptcy or insolvency of the other party or (iv) by Pfizer if we abandon development of ATX-101. Additionally, Pfizer cannot sell the key raw material to any other party for the manufacturing of bile acids and bile acid derivatives. We are not required to purchase any minimum or specific quantities from Pfizer, however any purchase of this key raw starting material must be made from Pfizer. Payments are due to Pfizer 30 days after receipt of an invoice following shipment of the material. We currently operate under a purchase order programs with most of our contract manufacturers. We intend to establish long-term supply agreements with our key suppliers. We believe our current ATX-101 drug substance contractors have the scale, the systems and the experience to supply all remaining and planned clinical studies and the commercial launch in Europe, the United States and other territories. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative suppliers for certain portions of our supply chain, as appropriate.

        The process to manufacture the drug substance is being validated at a scale we believe will be sufficient for commercial launch in the United States, Canada and the Bayer territories. Our process uses common synthetic chemistry and readily available materials. We have established an ongoing program to identify possible process changes to improve purity, yield, manufacturability, etc., and process changes will be implemented as warranted and appropriate. The drug substance has historically shown stability adequate to support a commercial launch, and stability studies to support registration are ongoing.

        Drug substance used to manufacture ATX-101 for nonclinical studies and for most of our clinical studies through Phase II was purified from bovine bile. Drug substance used to manufacture ATX-101 for the Phase III trials in Europe, the United States and Canada was chemically synthesized and contains no ingredients of animal origin. The active ingredient in both animal-derived and synthetic drug substance is chemically identical.

Drug Product

        The drug product is a terminally sterilized liquid parenteral formulation for injection. Drug product manufacturing uses common processes and readily available materials. Changes to the drug product over the course of development have been relatively minor and have included changes in buffer and salt concentration. The formulation we are using in our U.S. Phase III trials is the formulation anticipated for commercial launch in the United States and Canada. The formulation used in Bayer's European Phase III trials is the formulation anticipated for commercial launch in Europe.

        The formulation used in the United States differs slightly from the formulation used in Europe based on the inclusion of benzyl alcohol as a preservative in the U.S. drug product. Both formulations have historically shown product stability at room temperature adequate to support commercial launch, and stability studies to support registration are underway.

        We are responsible for ATX-101 drug product manufacturing solely for the United States and Canada, while Bayer is responsible for drug product manufacturing for the rest of the world. We believe our current supply of drug product is sufficient to supply our ongoing Phase III clinical trials in the United States and Canada. In November 2010, we entered into a long-term agreement with Hospira, which has redundant formulation fill/finish facilities, as our drug product fill/finish supplier at their facility located in McPherson Kansas. The initial term of our agreement expires five years after the first day of the month after our first bona fide sale of ATX-101 to a non-affiliate customer after ATX-101 receives regulatory approval, and may be extended for additional and successive two-year terms. The agreement may be terminated prior to expiration by either party upon 24 months' written notice. The agreement may also be terminated by either party upon 60 days' written notice of an uncured material breach, the bankruptcy or insolvency of the other party or upon notice if the other party is unable to perform for 180 days due to a force majeure. We are not required to purchase any minimum or specific quantities from Hospira; however, if ATX-101 is approved, Hospira has the right to be our sole provider of drug product for a period of three years following commercialization, and, following the completion of the third year, the right to provide no less than seventy-five percent of our total annual requirement of drug product. Payments are due to Hospira 30 days after receipt of an invoice or, with respect to certain pre-specified events, upon completion of such event. We believe Hospira has the scale, systems and experience to supply ATX-101 drug product for clinical needs and long-term commercial demand.

Intellectual Property

        Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, novel biological discoveries, and drug development technology and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

        As for the pharmaceutical products we develop and commercialize, as a normal course of business, we intend to pursue dosage and formulation patents, as well as method of use patents on novel indications for known compounds or for new compounds and, where possible, composition-of-matter patents. We also seek patent protection with respect to novel biological discoveries, including new targets and aesthetic applications. We have also pursued patents with respect to our proprietary manufacturing processes and drug development processes and technology. We have sought and plan to continue to seek patent protection, either alone or jointly with our collaborators, as our collaboration agreements may dictate.

        Our patent estate, on a worldwide basis, includes over 80 issued or allowed patents and over 70 pending patent applications with claims relating to our current clinical stage drug candidate, ATX-101 which contains synthetic deoxycholate. The issued patents include 10 patents issued by the U.S. Patent and Trademark Office, or U.S. PTO: three of which are related to method of use, or MOU (U.S. Patent Nos. 7,622,130 and 7,754,230, both of which expire on December 10, 2027 and 8,298,556 which expires on August 3,2025); four of which are related to manufacturing a synthetic form of deoxycholate (U.S. Patent No. 7,902,387 which expires on December 21, 2028 and 7,994,351, 8,362,285 and 8,367,852 all of which expire on May 16, 2028); one of which is related to synthetic deoxycholate or pharmaceutically acceptable salt thereof, including the synthetic form that is used in ATX-101 (U.S. Patent No. 8,242,294, which expires on May 16, 2028); and two of which are related to the formulation of ATX-101 (U.S. Patent Nos. 8,101,593 and 8,367,649, both of which expire on March 2, 2030). There are two European patents that were granted by the European Patent Office, or EPO, in 2011, both of which relate to MOU (EP1758590, which expires on February 8, 2025, and EP1748780, which expires on May 19, 2025), which resulted in counterparts in the major markets of Europe. We also have patents related to MOU issued in Australia, Hong Kong, Israel, Japan, Mexico and New Zealand.

        Deoxycholate is a naturally occurring substance and in its natural form is not eligible for composition-of-matter patent protection in certain jurisdictions, including the United States. While we believe that MOU, manufacturing and formulation patents are more relevant to protecting our competitive position in the aesthetics market in particular, we have developed a synthetic form of deoxycholate, which we believe is eligible for composition-of-matter patent protection and we have composition-of-matter patent applications with respect to this synthetic form currently pending with the U.S. PTO and the EPO. As described above, on August 14, 2012, the U.S. PTO issued U.S. Patent No. 8,242,294, which claims certain synthetic deoxycholates or pharmaceutically acceptable salts thereof, including the synthetic form that is used in ATX-101. Further, patents covering synthetic deoxycholate as a composition-of-matter, manufacturing process and method of use have been granted in San Marino and South Africa, and patents claiming a synthetic deoxycholate manufacturing process have been granted in Great Britain and Canada.

        Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. PTO delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. In addition to the patents described in the preceding paragraph, our pending patent applications, if issued, will expire on dates ranging from 2025 to 2032. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

        Furthermore, in the United States the patent positions of biotechnology and pharmaceutical products and processes like ATX-101 can be uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in such patents has emerged. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights and more generally could affect the value of intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for ATX-101 and its manufacturing will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own or may receive in the future, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

        In addition to patents, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

        Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. PTO, to determine priority of invention.

        In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of pending patent applications. Patent applications in the United States which are foreign filed or for which publication is requested are published after 18 months from the priority date as are any foreign applications. Certain applications in the United States which are not foreign filed and for which a request for non-publication has been made will not be published until granted. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to drugs similar to ATX-101 and any future drugs, discoveries or technologies we might develop may have already been filed by others without our knowledge.

Other Research and Development Programs

        To date, our research and development has focused predominantly on the development of ATX-101 for the reduction of submental fat. However, we have initiated and terminated other development programs in the aesthetic field. Currently, we are working on several additional research programs, from which additional drug candidates may be identified in the future. The most advanced program centers around therapeutic intervention for hair loss. We maintain an active research interest in hair and fat biology, pigmentation modulation and facial contouring. In addition, we expect to assess future potential treatment indications for ATX-101 in the body with high aesthetic value.

        Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview—Research and Development" for the amounts spent on company-sponsored research and development for the past three fiscal years.

Government Regulation

        The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of our product candidates.

        In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and the FDA's implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States.

        The process required by the FDA before a drug may be marketed in the United States generally involves:

  •
  completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA's current good laboratory practice, or GLP, regulations;

  •
  submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials in the United States may begin;

  •
  approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

  •
  performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations;

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

  •
  FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

        The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

        Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board, or IRB, for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements, including the requirements for informed consent.

        All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

Clinical Trials

        For purposes of NDA submission and approval, clinical trials are typically conducted in three or four sequential phases, which may overlap or be combined.

  •
  Phase I:  Clinical trials are initially conducted in a limited population of subjects to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

  •
  Phase II:  Clinical trials are generally conducted in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific targeted indications in patients with the disease or condition under study.

  •
  Phase III:  Clinical trials are typically conducted when Phase II clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. Phase III clinical trials are commonly referred to as "pivotal" studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. Phase III clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

  •
  Phase IV:  In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor's agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase IV clinical trials.

        Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

New Drug Applications

        The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use.

        Once an NDA has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to NDAs within ten months of submission for standard review, but this timeframe is also often extended. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional clinical data or an additional Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such drug or require a recall of any drug already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs.

        Drugs may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

        Before approving an application, the FDA will inspect the facility or the facilities at which the finished drug product, and sometimes the active drug ingredient, is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the drug unless compliance with GCP requirements is satisfactory.

        The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our drug candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing drugs. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the drugs. After approval, certain changes to the approved drug, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, an NDA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to an NDA, the FDA has up to 180 days to review the application. As with new NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Special Protocol Assessment

        An SPA is a written agreement with the FDA on the details of the design and planned analysis for a clinical trial. It is intended to form the basis for an NDA and may only be changed through a written agreement between the sponsor and the FDA. An SPA is generally binding upon the FDA unless the FDA determines that there are public health concerns unrecognized at the time the SPA agreement was entered into, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor fails to comply with the agreed-upon trial protocols. We are not operating under an SPA for our U.S. Phase III trials of ATX-101.

Other Regulatory Requirements

        Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

        The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers' communications regarding off-label use.

Other Healthcare Laws and Regulations

        In the future, we may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

  •
  the federal healthcare programs' Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

  •
  federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

  •
  federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

        If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and impact our financial results.

International Regulation

        In addition to regulations in the United States, we, or our collaborators, will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we or our collaborators must obtain approval of a drug by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the drug in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

        Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The decentralized procedure includes selecting one "reference member state," or RMS, and submitting to more than one member state at the same time. The RMS National Competing Authority conducts a detailed review and prepares an assessment report, to which concerned member states provide comment. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states post-initial approval. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

        In addition to regulations in Europe and the United States, we, or our collaborators, will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future drugs.

Environmental Regulation

        We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, including requirements in the European Union relating to the restriction of use of hazardous substances in products, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Employees

        As of December 31, 2012, we had 46 full-time employees, including a total of 10 employees with M.D. or Ph.D. degrees. Within our workforce, 29 employees are engaged in research and development and 17 in marketing, business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Additional Information

        We view our operations and measure our business as one reportable segment operating primarily in the United States. Additional information required by this item is incorporated herein by reference to Part I Item 6, "Selected Financial Data."

        We were originally incorporated in Delaware in June 2004 under the name Dermion, Inc. We commenced operations in August 2005 and later changed our name to AESTHERx, Inc. In July 2006, we changed our name to KYTHERA Biopharmaceuticals, Inc. We completed our initial public offering of our common stock in October 2012. Our mailing address and executive offices are located at 27200 West Agoura Road, Suite 200, Calabasas, California, 91301 and our telephone number at that address is (818) 587-4500. We maintain an Internet website at the following address: www.kytherabiopharma.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

        We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 1A.    Risk Factors.

        Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K.

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

        We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, which is currently in Phase III clinical development. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2010, 2011 and 2012 was approximately $16.0 million, $11.2 million and $36.8 million, respectively. As of December 31, 2012, we had an accumulated deficit of $120.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

We are substantially dependent on the success of our only product candidate, ATX-101, which is currently in Phase III clinical development.

        To date, we have invested nearly all of our efforts and financial resources in the research and development of ATX-101, which is currently our only product candidate. In particular, we have completed six Phase I and three Phase II clinical studies, two European Phase III clinical trials, and we have completed enrollment for our U.S. Phase III clinical trials.

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

  •
  Bayer's ability to obtain, and timing of, regulatory approval of ATX-101 outside the United States and Canada;

  •
  any unexpected results from further analysis beyond the topline data of Bayer's completed European Phase III clinical trials of ATX-101;

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

  •
  the effectiveness of our own or our potential strategic collaborators' marketing, sales and distribution strategy and operations in the United States and Canada;

  •
  the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of ATX-101or any future product candidates, to remain in good standing with regulatory agencies, and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practice, or cGMP regulations;

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

        To gain approval to market a drug product, we, or Bayer in the case of ATX-101 outside of the United States and Canada, must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, efficacy and compliant manufacture of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials and manufacturing, even after promising results in earlier preclinical or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties, including Bayer, may not be indicative of the results in trials we may conduct.

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

  •
  the FDA's or the applicable foreign regulatory agency's disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

  •
  our inability to demonstrate the clinical and other benefits of ATX-101 outweigh any safety or other perceived risks;

  •
  the FDA's or the applicable foreign regulatory agency's requirement for additional preclinical or clinical studies;

  •
  the FDA's or the applicable foreign regulatory agency's non-approval of ATX-101's chemistry, manufacturing or controls;

  •
  the FDA's or the applicable foreign regulatory agency's failure to approve the manufacturing processes or facilities of third-party manufacturers and testing labs with whom we or Bayer contract; or

  •
  the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our regulatory filings insufficient for approval.

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

  •
  the effectiveness of our and Bayer's sales and marketing efforts; and

  •
  the degree to which the approved labeling supports promotional initiatives for commercial success.

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

        Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. In particular, we have now completed enrollment for our U.S. Phase III clinical program for ATX-101, which will require substantial funds to complete. As of December 31, 2012, we had working capital of $71.4 million and capital resources consisting of cash and cash equivalents and restricted cash of $95.3 million, of which $16.0 million was restricted. In November 2012, we entered into an amendment to our credit facility to extend the term until February 28, 2013. As of the date hereof, we have drawn down the remaining $10.0 million available and no longer have any future borrowing capacity under the credit facility. We believe that we will continue to expend substantial resources for the foreseeable future for the clinical development of ATX-101 and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 and any future product candidates.

        We believe our existing cash and cash equivalents, will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

The positive topline results from Bayer's European Phase III clinical trials assessing the safety, efficacy and tolerability of ATX-101 for the reduction of moderate to severe submental fat may not be indicative of the results of our ongoing U.S. and Canadian pivotal Phase III clinical trials.

        In the second quarter of 2012, positive topline results from Bayer's recently completed European pivotal Phase III trials assessing the safety, tolerability and efficacy of ATX-101 for the reduction of moderate to severe submental fat were announced. Additional data from the European Phase III trials may become available and may have a bearing on the safety, tolerability and efficacy of ATX-101 for the reduction of moderate to severe submental fat. These two trials, which included a total of 723 patients, each met the pre-specified primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat, for both the 1 and 2 mg/cm2 doses compared to placebo, as assessed by: percentage of patients with at least a 1-point improvement on the 5-point Clinician-Reported Submental Fat Rating Scale (CR-SMFRS), and percentage of patients expressing satisfaction with their appearance in association with their face and chin as measured by a rating of 4 or higher on the 7-point Subject Self Rating Scale (SSRS). Positive topline results in the European Phase III clinical trials are not necessarily indicative of the results of our ongoing U.S. and Canadian pivotal Phase III clinical trials.

        While our U.S. and Canadian pivotal Phase III clinical trials will also utilize the CR-SMFRS along with a 5-point Patient Reported Submental Fat Rating Scale (PR-SMFRS), they differ from the European Phase III trials in the nature of the patient scale and the fact that these two scales will be used together as a composite to define a responder as a patient who simultaneously achieves a pre-defined threshold of improvement on both the CR-SMFRS and PR-SMFRS measures. While this composite analysis is designed to eliminate variances that may be seen in data from either scale alone, it substantially increases the difficulty in achieving any given threshold of improvement. Further, our U.S. and Canadian Phase III clinical trials pre-specify two different thresholds as co-primary endpoints: a 1-grade improvement in the CR-SMFRS / PR-SMFRS composite, and a 2-grade improvement in the CR-SMFRS / PR-SMFRS composite. The requirement of a 2-grade composite threshold represents a more difficult statistical standard for both product and scale performance. Therefore, unless we meet both co-primary endpoints in our U.S. and Canadian pivotal Phase III clinical trials, we may be unable to demonstrate the efficacy, safety and tolerability of ATX-101 for reduction of moderate to severe submental fat to regulators and we may be unable to achieve FDA approval for ATX-101 in the U.S.

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

  •
  add a sufficient number of clinical trial sites; or

  •
  manufacture sufficient quantities of product candidate or placebo for use in clinical trials.

        Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of eligible patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

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

        If we experience delays in the completion of, or a termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of a product candidate.

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

        In August 2010, we entered into a license agreement and a related collaboration agreement with Bayer. Under our collaboration arrangement, Bayer assumed responsibility for obtaining and maintaining regulatory approval for ATX-101 from regulatory agencies outside of the United States and Canada. Bayer is solely responsible for the commercialization of ATX-101 outside the United States and Canada, if regulatory approval is achieved in those territories. The potential for us to generate revenue from ATX-101 outside of the United States and Canada depends entirely on the successful development, regulatory approval, marketing and commercialization of ATX-101 by Bayer, which is outside of our control. Any of the following events or factors could have a material adverse effect on the potential and timing for us to receive development, regulatory and commercial milestone payments and generate royalties from Bayer from the sale of ATX-101 outside of the United States and Canada:

  •
  Bayer's receipt of, or failure to comply with, additional requests and recommendations from relevant foreign regulatory agencies, including any request for additional clinical trials;

  •
  Bayer's inability to obtain all necessary approvals from regulatory agencies outside the United States and Canada;

  •
  Bayer's failure to commit adequate resources to the development, regulatory approval, marketing and distribution of ATX-101;

  •
  any unexpected results from further analysis beyond topline data of Bayer's completed European Phase III clinical trials of ATX-101;

  •
  any failure to manufacture ATX-101 in compliance with requirements of relevant regulatory agencies and in quantities sufficient to meet clinical or commercial demand;

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

ATX-101, if approved, will face significant competition and the failure of us or Bayer to effectively compete may prevent us from achieving significant market penetration.

        The aesthetic product market, and the facial aesthetics market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We and Bayer are seeking regulatory approval of ATX-101 for the reduction in submental fat. A substantial portion of our target physician market is comprised of plastic surgeons and some dermatologists who utilize liposuction and other procedures for fat reduction. Such physicians may find it more advantageous to utilize these surgical and non-surgical procedures to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101.We anticipate that ATX-101, if approved, may, for some patients, compete for a share of their discretionary budget with other facial aesthetic products, including injectable botulinum toxins and dermal fillers, as well as share of mind within the physician's office for improving facial aesthetics. In addition, we expect that ATX-101, if approved, will compete with new and existing therapies for the treatment of localized fat, including, liposuction and otherprocedures, as well as other technologies aimed at fat reduction, including laser energy-based and ultrasound energy-based products. We believe that some of these products have been or may be marketed and used for the reduction of submental fat even though they have not been approved for that purpose.

        If approved, ATX-101 may also compete with unapproved and off-label fat reduction treatments. For example, we are aware that there are entities such as compounding pharmacies and device manufacturers that have manufactured quantities of deoxycholic acid-based formulations, which have been sold as fat reduction treatments without drug approval from the FDA or other foreign governmental regulatory body equivalents. In order to compete successfully in the aesthetics market, we will have to demonstrate that the reduction of submental fat with ATX-101 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies for the reduction of submental fat.There may be other drug or device products currently under development or initiating development for the treatment of submental fat which we are not currently aware of, but upon approval would compete directly with ATX-101.

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

        In addition, a substantial portion of our target physician market is comprised of plastic surgeons who utilize surgical methods for fat reduction. Such physicians may find it more advantageous to utilize surgical techniques to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. Additionally, multiple non-invasive technologies for the reduction of fat or "body-contouring" have received marketing clearance from the FDA. For example, in September 2010, Zeltiq Aesthetics, Inc. received clearance for their body-contouring system, CoolSculpting, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat around the flanks. Zerona, a laser energy-based product marketed by Erchonia Corporation, and Liposonix, an ultrasound energy-based product marketed by Solta Medical, Inc., have also received FDA marketing clearance. While we do not believe these products are directly competitive with ATX-101, they may be considered as alternative treatments or therapies.

        Due to less stringent regulatory requirements for devices outside of the United States, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims that competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. For example, Aqualyx has been issued a CE mark in Italy as a medical device that appears to be comprised of an injectable solution combined with ultrasound activity for the non-surgical treatment of localized adiposity. As a result, ATX-101 will face more competition in these markets than in the United States.

        Many of these potential competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. Competing in the aesthetic market could result in price-cutting, reduced profit margins, and limited market share, any of which would harm our business, financial condition, and results of operations.

The commercial success of ATX-101, if approved, will depend significantly on physician adoption and use of ATX-101.

        The commercial success of ATX-101, if approved, will depend significantly on the broad adoption and use of ATX-101 by physicians for the treatment of submental fat. Physician adoption of ATX-101 for the treatment of submental fat, if approved, will depend on a number of factors, including:

  •
  the effectiveness of ATX-101 for the removal of submental fat as compared to alternative treatments or procedures;

  •
  physician willingness to adopt a new therapy to remove submental fat;

  •
  patient compliance with the treatment regimen;

  •
  overcoming any biases plastic surgeons may have toward surgical procedures for submental fat reduction;

  •
  patient satisfaction with the results and administration of ATX-101;

  •
  patient demand for submental fat reduction;

  •
  the revenue and profitability that ATX-101 will offer a physician as compared to alternative treatments or procedures; and

  •
  the difficulty of administering ATX-101 and any potential side effects of the administration and/or use of ATX-101.

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

        We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including ATX-101. Facilities used by our contract manufacturers to manufacture drug substance and drug product for commercial sale must be approved by the FDA or other relevant foreign regulatory agencies pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

        We do not have direct control over the ability of our contract manufacturers to maintain adequate manufacturing capacity and capability to serve our needs, including quality control, quality assurance and qualified personnel. We are dependent on our contract manufacturers for compliance with the regulatory requirements, known as current good manufacturing practices, or cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract manufacturers' facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

        We, our contract manufacturers and Bayer continue to characterize and improve manufacturing processes, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes. For example, as we transitioned to our commercial scale fill/finish supplier, we encountered an issue with respect to the compatibility of ATX-101 with certain types of glass vials, which required identification of compatible vials, manufacturing processes, and storage conditions for ATX-101.

        We are an exclusive supplier of synthetic deoxycholate drug substance to Bayer. Our failure to provide drug substance supply could have an adverse effect on supply of clinical and/or finished drug in both our and Bayer's commercial territories, and, as a result, on our operating results. Similarly, failure of drug product supply by either us or Bayer could have an adverse effect on our operating results.

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

        We rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce ATX-101 for our clinical trials. There can be a limited number of suppliers for the raw materials that we use to manufacture our drugs and we may need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have direct control over the process or timing of the acquisition of these raw materials by our contract manufacturers. Moreover, we currently do not have any agreements for the commercial supply of these raw materials, and their availability and quality can have an impact on supply of the drug substance, the drug product, or finished drug product.

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

        Furthermore, if there is a disruption to our or our third-party manufacturers' or suppliers' relevant operations, which in the case of Pfizer are located solely in Kalamazoo, Michigan, we will have no other means of producing ATX-101 until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our or our third-party manufacturers' or suppliers' facilities or equipment may significantly impair our ability to manufacture ATX-101 on a timely basis.

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

  •
  transportation and import/export risk, particularly given the global nature of our supply chain;

  •
  delays in analytical results or failure of analytical techniques that we depend on for quality control and release of product;

  •
  natural disasters, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our contract manufacturers/suppliers; and

  •
  latent defects that may become apparent after product has been released and which may result in recall and destruction of drug.

We rely on third parties to conduct all our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize ATX-101 or any future product candidates.

        We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. For example, following the completion of a Phase I pharmacokinetic study of ATX-101, we discovered that the CRO utilized an incorrect isomer in a testing assay, which resulted in erroneous initial trial results. As a result, we were required to complete a new Phase I pharmacokinetic study of ATX-101. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, Good Clinical Practice or GCP for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

        In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

        Our license agreement with Bayer provides that if certain competing products are approved for the reduction of localized fat reduction and sold outside the United States and Canada by a third-party, our royalty rate for sales of ATX-101 by Bayer will be significantly reduced. If ATX-101 is approved and such competitive products are later approved and commercialized, our royalty revenue from Bayer's net product sales of ATX-101 may be reduced and, as a result, our business, including our near-term financial results would suffer.

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

        As of December 31, 2012, we had 46 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

        We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties, among others. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

  •
  decreased demand for ATX-101 or any future product candidates;

  •
  injury to our reputation;

  •
  withdrawal of clinical trial participants;

  •
  costs to defend the related litigation;

  •
  a diversion of management's time and our resources;

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

  •
  product candidates we develop may nevertheless be covered by third parties' patents or other exclusive rights;

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

        We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors' and officers' insurance, on acceptable terms.

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

        To date, we have not conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on CROs to provide timely and accurate notice of their costs to us and, if ATX-101 is approved by relevant regulatory authorities and sold by Bayer, we would depend on Bayer to provide timely and accurate reports on royalties payable to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

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

        Our research and development activities and our third-party manufacturers' and suppliers' activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product and product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers' facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Risks Related to Intellectual Property

We may become subject to third parties' claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of ATX-101 or any future product candidates.

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

        We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney's fees if we are found to be willfully infringing a third party's patents. We have agreed to indemnify Bayer against such claims brought against it, and may undertake similar obligations on behalf of other collaborators in the future. If a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and would divert management's attention from our core business. Any of these events could harm our business significantly.

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

        The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, although ATX-101 contains synthetic deoxycholate, the most common form of deoxycholate is a naturally occurring substance (as are certain other aesthetic pharmaceuticals, including botulinum toxin), and is therefore not eligible for composition-of-matter patent protection in certain jurisdictions, including the United States. To the extent that naturally-occurring deoxycholate products do not infringe claims in our method-of-use, formulation or other patents and patent applications, competitors may be able to offer and sell such products and compete with ATX-101. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to ATX-101 or any future product candidates is challenged, then it could threaten our ability to commercialize ATX-101 or any future product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market ATX-101 or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third-party, or instituted by the U.S. PTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

  •
  the FDA might not approve our third party manufacturers' processes or facilities; or

  •
  the FDA may change its approval policies or adopt new regulations.

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

        Any regulatory approvals that we or our collaborators receive for ATX-101 or any future product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves ATX-101 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP and GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with ATX-101 or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Failure of Bayer to obtain regulatory approvals in foreign jurisdictions for ATX-101 would prevent us from marketing ATX-101 internationally.

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

        While we do not expect that ATX-101, if approved, will be paid for in whole or in part by Medicare, Medicaid or other federal healthcare programs, we may still be subject to the various U.S. federal and state laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

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

  •
  changes to manufacturing, testing or distribution methods;

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

        From October 11, 2012, the first day of trading of our common stock, to February 25, 2013, our stock has had low and high closing sales prices in the range of $19.10 to $30.83 per share. The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this "Risk Factors" section of this Annual Report on Form 10-K and others such as:

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

  •
  manufacturing and supply issues related to our product candidates for clinical trials or future product candidatesfor commercialization;

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

We are an "emerging growth company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in October 2012, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

        As of February 25, 2013, our executive officers, directors and their respective affiliates owned approximately 46.9% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 25, 2013, we have a total of 18,332,382 shares of common stock outstanding. Of these shares, approximately 13,272,382 shares of our common stock are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering and will become freely tradeable on April 9, 2013, subject to certain provisions of the lock-up agreement, except for shares of common stock held by directors, executive officers and our other affiliates, which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

        In addition, as of February 25, 2013, 3,118,256 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

        The holders of approximately 11.7 million shares of our common stock, or approximately 64.1% of our total outstanding common stock as of February 25, 2013, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

  •
  the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

  •
  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

        In addition, these provisions apply even if we were to receive an offer that some stockholders may consider beneficial.

        We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see the section titled "Description of Capital Stock."

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

        In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

  •
  We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person's conduct was unlawful.

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

        Our named executive officers are parties to employment agreements that contain change in control and severance provisions providing for cash payments for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change in control. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

ITEM 1B.    Unresolved Staff Comments.

        Not applicable.

ITEM 2.    Properties.

        Our corporate headquarters are located in Calabasas, California, where we lease and occupy 16,947 square feet of office space. The current term of our lease expires on December 31, 2013 with respect to 14,037 square feet and April 30, 2014 with respect to the remaining 2,910 square feet, with an option to extend the term through December 2016.

        We believe that our existing facilities are adequate for our current needs. When our lease expires, we may exercise our renewal option or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.    Legal Proceedings.

        We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock has been publicly traded on the NASDAQ Global Market under the symbol "KYTH" since our initial public offering on October 11, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
2012
Fourth Quarter (from October 11, 2012)	$31.93	$18.49

Holders

        As of February 25, 2013, there were approximately 112 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, unless waived, the terms of our credit facility with Lighthouse Capital Partners VI, L.P. prohibit us from paying any cash dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Performance Graph

        This graph is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

        The following graph shows the total stockholder return of an investment of $100 in cash on October 11, 2012 (the first day of trading of our common stock), through December 31, 2012 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of the 3 Month Cumulative Total Return*
Among KYTHERABiopharmaceuticals, Inc., the NASDAQ Composite
Index, and the NASDAQ Biotechnology Index

*
Assume $100 invested in stock or index on October 11, 2012 including reinvestment of dividends

Recent Sales of Unregistered Securities

        From January 1, 2012 through December 31, 2012, we sold and issued the following unregistered securities:

  1.
  In February 2012, we issued an aggregate of 5,294 shares of our common stock at a per shares price of $8.22 for aggregate consideration of $43,540 to three investors as partial consideration for certain intellectual property rights.

  2.
  In July 2012, we issued an aggregate of 11,390 shares of our Series D Preferred Stock at a price per share of $13.9040 for aggregate consideration of $158,395 to four investors to satisfy a non-royalty sublicense fee payable to LA Biomed.

  3.
  In October 2012, we issued an aggregate of 151,232 shares of common stock to warrant holders pursuant to their cashless net exercise of warrants to purchase an aggregate of 243,764 shares of common stock at weighted average exercise price of $7.5464 per share. The number of shares issued upon the cashless net exercise was reduced by an aggregate of 92,532 shares to effect such cashless net exercise in accordance with the terms of the warrants. We did not receive any cash proceeds from such cashless net exercises.

  4.
  In December 2012, we issued an aggregate of 14,454 shares of common stock to warrant holders pursuant to their cashless net exercise of warrants to purchase an aggregate of 33,700 shares of common stock at an exercise price of $13.3529 per share. The number of shares issued upon the cashless net exercise was reduced by an aggregate of 19,246 shares to effect such cashless net exercise in accordance with the terms of the warrants. We did not receive any cash proceeds from such cashless net exercises.

  5.
  In December 2012, we issued an aggregate of 34,981 shares of common stock to warrant holders pursuant to their cashless net exercise of warrants to purchase an aggregate of 86,306 shares of common stock at an exercise price of $13.9040 per share. The number of shares issued upon the cashless net exercise was reduced by an aggregate of 51,325 shares to effect such cashless net exercise in accordance with the terms of the warrants. We did not receive any cash proceeds from such cashless net exercises.

  6.
  In December 2012, we issued 1,311 shares of common stock to warrant holders pursuant to their cash exercise of warrants to purchase an aggregate of 1,311 shares of common stock at an exercise price of $7.5464 per shares, for aggregate consideration of $9,893.

  7.
  In December 2012, we issued an aggregate of 62,839 shares of common stock at a price per share of $22.50 for aggregate consideration of $1,413,877 to four inventors to satisfy a non-royalty sublicense fee payable to LA Biomed.

  8.
  Prior to filing our registration statement on Form S-8 in 2012, we granted stock options and stock awards to employees, directors and consultants under our 2004 Stock Plan and 2012 Equity Incentive Plan covering an aggregate of 620,078 shares of common stock, at a weighted-average exercise price of $9.39 per share. Of these, options covering an aggregate of 16,765 shares were cancelled without being exercised.

  9.
  Prior to filing our registration statement on Form S-8 in 2012, we sold an aggregate of 51,139 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $122,714 upon the exercise of stock options and stock awards.

        No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Section 4(2) of the Securities Act of 1933, as amended, including Rule 506 of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the applicable agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

        On October 10, 2012, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-181476), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of 4,400,000 shares of our common stock with an aggregate offering price of $70.4 million. We sold and issued 5,060,000 shares of our common stock at a price to the public of $16.00 per share for an aggregate offering price of approximately $81.0 million. The managing underwriters of the offering were J.P. Morgan, Goldman, Sachs & Co., Leerink Swann, and Lazard Capital Markets. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $8.5 million, the net proceeds from the offering were approximately $72.5 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

        The net proceeds from the offering have been invested in money market funds and highly-liquid, highly-rated securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our registration statement on Form S-1.

Issuer Purchases of Equity Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2012.

ITEM 6.    Selected Financial Data.

        You should read the following selected financial data together with our audited financial statements, the related notes, the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included in this Annual Report on Form 10-K. The selected financial data included in this section are not intended to replace our audited financial statements and the related notes included elsewhere in this annual report.

        We derived the selected statement of operations data for the years ended December 31, 2010, 2011 and 2012 and the balance sheet data as of December 31, 2011 and 2012 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2008 and 2009 and the balance sheet data as of December 31, 2008, 2009 and 2010 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except for per shares data)
Statement of Operations Data:
License income	$—	$—	$4,488	$12,985	$19,687
Sublicense expense	—	—	411	1,188	1,936

Gross margin	—	—	4,077	11,797	17,751
Operating expenses:
Research and development	15,672	9,823	14,842	15,766	43,184
General and administrative	4,522	4,930	6,785	6,879	10,505

Total operating expenses:	20,194	14,753	21,627	22,645	53,689

Loss from operations	(20,194)	(14,753)	(17,550)	(10,848)	(35,938)
Warrant and other interest income (expense), net	457	(7)	589	(304)	(861)
Other income	—	—	930	—	—

Net loss	$(19,737)	$(14,760)	$(16,031)	$(11,152)	$(36,799)

Per share information:
Net loss per share of common stock, basic and diluted	$(2.75)	$(1.70)	$(1.57)	$(1.00)	$(2.62)

Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	7,168,000	8,681,000	10,193,000	11,139,000	14,058,000

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$24,536	$19,754	$21,676	$34,577	$79,311
Working capital	20,920	16,912	3,890	29,524	71,367
Total assets	25,327	20,092	45,509	45,079	96,222
Redeemable convertible preferred stock warrant liability	1,528	1,601	1,031	2,145	—
Redeemable convertible preferred stock	60,933	70,930	71,300	107,587	—
Accumulated deficit	(41,564)	(56,324)	(72,355)	(83,507)	(120,306)
Total stockholders' (deficit) equity	(41,182)	(55,445)	(70,747)	(81,024)	68,906

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of financial condition and results of operations together with the section entitled "Selected Financial Data" and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section in Part I Item IA.

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug currently in Phase III clinical development for the reduction of submental fat, which commonly presents as an undesirable "double chin." Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and durable results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market. ATX-101 is our only product candidate in clinical development and we are substantially dependent on its regulatory approval and successful commercialization.

        Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101. In August 2010, we entered into a license agreement and related collaboration agreement with Bayer to develop and commercialize ATX-101 for all indications. We have retained all rights to develop and commercialize ATX-101 in the United States and Canada and Bayer exclusively licensed the rights to ATX-101 in the rest of the world. We have not filed for approval with the FDA and Bayer has not filed for approval with any foreign regulatory agencies for the commercialization of ATX-101 and we have not generated any revenue from product sales. Historically we have funded substantially all of our operations through the sale and issuance of our common and preferred stock, convertible debt, amounts received from U.S. Government grants and pursuant to our collaboration arrangement with Bayer.

        On October 16, 2012, we completed our IPO of 5,060,000 shares of common stock at an offering price of $16.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock. We received net proceeds of approximately $72.5 million, after deducting underwriting discounts, commissions and offering related transaction costs.

        We have never been profitable and, as of December 31, 2012, we had an accumulated deficit of $120.3 million. We incurred net losses of approximately $16.0 million, $11.2 million and $36.8 million in the years ended December 31, 2010, 2011 and 2012, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Financial Overview

Revenue

        To date, all of our revenue has been derived from license fees we have received pursuant to our collaboration arrangement with Bayer. We have not generated any revenue from product sales.

        In the future, if ATX-101 is approved for commercial sale in the United States and Canada, we may generate revenue from product sales. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement. We expect that any revenue we generate from our license agreement will fluctuate from quarter to quarter as a result of the uncertain timing and amount of license fees, milestone payments, royalties and other payments. Pursuant to our license agreement with Bayer, we may generate additional revenue from a combination of payments of up to approximately $297.0 million contingent upon Bayer's achievement of specified regulatory and commercialization milestones and tiered escalating royalties in the mid- to high-teens on Bayer's sales of ATX-101.

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

Research and Development Expenses

        Major components of our research and development costs are personnel costs, including cash compensation and stock-based compensation expense, pre-clinical studies, clinical trials and related clinical manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In years ended December 31, 2010, 2011 and 2012, we spent $14.8 million, $15.8 million and $43.2 million, respectively, on research and development expenses. Since inception through December 31, 2012, we have spent approximately $76.2 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

        Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses will increase for the foreseeable future as we seek to complete our Phase III clinical development and pursue regulatory approval of ATX-101 in the United States and Canada, and to advance our early-stage research projects.

General and Administrative Expenses

        Our general and administrative costs primarily consist of personnel costs, including cash compensation and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the years ended December 31, 2010, 2011 and 2012 our general and administrative expenses totaled approximately $6.8 million, $6.9 million and $10.5 million, respectively. We expect our general and administrative costs will increase as we increase our headcount and expand our facility and information technology to support our operations as a public company and as we look to prepare for a potential commercial launch of ATX-101, if approved for sale. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income

        Other income represents amounts received under the Qualified Therapeutic Discovery Credit Programs included in healthcare reform legislation enacted in March 2010. This program established a one-time pool of $1 billion for grants to small biotech companies developing novel therapeutics, which met certain requirements. Under this program, we received a one-time grant in 2010, which totaled $0.9 million, related to four research and development projects.

Collaboration Arrangement with Bayer

        In August 2010, we entered into a license agreement with Bayer Consumer Care AG and a related collaboration agreement with Bayer's affiliate, Intendis GmbH. We refer to these agreements jointly as our collaboration arrangement with Bayer, and we refer to Bayer Consumer Care AG and Intendis GmbH jointly as Bayer. Pursuant to our collaboration arrangement, we licensed to Bayer all of the development and commercial rights to ATX-101 outside the United States and Canada. In connection with establishing the collaboration arrangement, we received upfront payments of $43.6 million in 2010 comprised of license fees and amounts to fund certain further global development activities of ATX-101. We remain eligible to receive up to an aggregate of approximately $297.0 million in additional payments contingent upon Bayer's achievement of specified regulatory and commercialization milestones, as well as escalating royalties from the mid- to high-teens on Bayer's net product sales of ATX-101. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further Bayer global development activities of ATX-101 under the terms of the collaboration arrangement.

License Fees

        License fees we received in 2010 of approximately $21.3 million have been deferred and were recognized on a straight-line basis over the expected period of substantial involvement in the collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer and completion of which was a condition to Bayer's decision to pursue continued development and regulatory approval for ATX-101. These activities were completed as of May 31, 2012. For a discussion of the accounting treatment of license fees pursuant to our license agreement with Bayer, please see "Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition" below.

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

        In August 2010, due to the receipt of the license fee income from Bayer, we incurred non-royalty sublicense fees of $2.0 million, which was deferred and recorded as sublicense expense on a straight-line basis over the same period as the license income recorded. During 2010, we made payments to LA Biomed in cash and stock totaling $0.4 million related to the non-royalty sublicense fee incurred and the remaining $1.6 million was paid upon completion of our IPO in October of 2012. Due to the receipt of the $15.8 million contingent event-based payment from Bayer in May 2012, we incurred an additional non-royalty sublicense fee of $1.6 million due to LA Biomed, of which we initially paid $0.3 million, and the remaining amount was paid upon completion of our IPO in October 2012. We elected to satisfy 50% of the $2.8 million due upon our IPO through the issuance of our capital stock.

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

        While our significant accounting policies are described in the Notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

        To date, we have only recognized revenue derived from license fees pursuant to our license agreement with Bayer executed in August 2010. In the future, we may receive revenue from the sale of our products, if approved, as well as royalties and milestone payments from our license agreement with Bayer. We recognize revenue when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, the elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (TPE) and (iii) best estimate of selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. In most cases we expect to use TPE or BESP for allocating consideration to each deliverable. The consideration received is allocated among the separate units either on the basis of each unit's fair value or using the residual method and the applicable revenue recognition criteria is applied to each of the separate units. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

        Our license agreement with Bayer provides for various types of payments, including non-refundable upfront license fees, milestone payments, and royalties on Bayer's net product sales of ATX-101 under the terms of the license agreement.

        The non-refundable upfront license payment we received upon execution of our license agreement with Bayer has continuing performance obligations under the terms of our collaboration arrangement with Bayer, including development and clinical manufacturing supply obligations. Due to these ongoing performance obligations, we determined that the license did not have stand alone value. We also did not have objective and reliable evidence of the fair value of these undelivered obligations. Accordingly, amounts received upfront under the license agreement were recorded as deferred revenue and revenue was recognized on a straight-line basis over the expected period of substantial involvement in the collaboration activities. The period over which these activities were to be performed was based upon management's estimate of the period to complete the development activities required to be conducted relative to the upfront license fee and development funds received from Bayer, and all revenue was recognized as of May 31, 2012. Short term deferred revenue represents amounts that are expected to be recognized within one year.

        We recognize revenue from milestone payments when earned; provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance and its achievability was not reasonably assured at the inception of the agreement, (ii) we do not have ongoing performance obligations related to the achievement of the milestone and (iii) it would result in the receipt of additional payments. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone payments appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone.

Any amounts received under the agreements in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

Clinical Trial Accruals

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process seeks to account for expenses resulting from our obligations under contract with vendors, consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate trial expense in our financial statements by matching the appropriate expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussion with applicable personnel and outside services providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2012, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party vendors.

Stock-Based Compensation

        We account for all stock-based compensation payments issued to employees and directors using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is re-measured as the awards vest, and the resulting value, if any, is recognized as expense during the period the related services are rendered.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

        We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies, which are publicly-traded. When selecting these public companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of our stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have never paid, and do not expect to pay dividends in the foreseeable future.

        The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2010	2011	2012
Weighted-average exercise price of options granted	$5.81	$7.26	$10.19
Expected volatility	77%	77%	75%
Expected term (in years)	5.9	5.8	6.1
Weighted-average risk free interest rate	1.82%	1.55%	1.05%
Expected dividends	—	—	—

        We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2011 and 2012, we applied a forfeiture rate, which was determined based on historical forfeitures. No forfeiture rate was applied for any period prior to January 1, 2011 as forfeitures prior to such date had been insignificant.

        Total compensation cost recorded in the statements of operations and comprehensive loss, which includes stock-based compensation expense, restricted stock issued to our founders, which were subject to vesting conditions and are fully vested, and the value of stock and options issued to non-employees for services are allocated as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Research and development	$510	$451	$904
General and administrative	527	407	2,525

	$1,037	$858	$3,429

        As of December 31, 2012, there was $4.1 million of unrecognized compensation cost related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 2.51 years. For stock option awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense may increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

Common stock valuation

        Prior to our IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by our board of directors. Given the absence of a public trading market prior to the IPO, and in accordance with the American Institute of Certified Public Accountants Practice Aid, our board of directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at the time of grant of the option. These factors included contemporaneous, independent valuations of our common stock, the rights and preferences of our convertible preferred stock relative to our common stock, valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, the likelihood of achieving a discrete liquidity event, such as an IPO, given prevailing market conditions, and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by the board of directors until the IPO when our common stock started trading in the NASDAQ Global Select Market under ticker symbol KYTH on October 11, 2012. Consequently, after the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

        The table below shows the intrinsic value of our outstanding vested and unvested options as of December 31, 2012 based upon the closing price of our common stock on December 31, 2012 of $30.34.

	Number of shares underlying options	Intrinsic Value
Total vested options outstanding	1,127,672	$30,401,251
Total unvested options outstanding	828,171	$17,485,790
Total options outstanding	1,955,843	$47,887,041

Redeemable Convertible Preferred Stock Warrants

        Freestanding warrants that are related to the purchase of redeemable convertible preferred stock are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. Previously outstanding warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of warrant and other interest income (expense), net. Pursuant to the terms of these warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically became exercisable for shares of our common stock based upon the conversion ratio of the underlying class of preferred stock. Upon consummation of our initial public offering, all classes of our preferred stock converted into common stock and the warrants were reclassified as a component of equity which are no longer subject to re-measurement.

Net Operating Loss Carryforwards

        We recorded deferred tax assets of approximately $49.4 million as of December 31, 2012, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryfowards, start-up expenditures and research and development tax credit carryforwards. As of December 31, 2012, we have federal NOL carryforwards of approximately $96.0 million available to reduce future taxable income, if any. These federal NOL carryforwards expire at various times through 2032. In general, if we experience a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a "Section 382 ownership change"), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. We have determined that we have experienced ownership changes in the past. If we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

JOBS Act

        In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies

Results of Operations

Comparison of Years Ended December 31, 2011 and 2012

	Year Ended December 31,		Change
	2011	2012	$	%
	(in thousands, except percentages)
License income	$12,985	$19,687	$6,702	52%
Sublicense expense	1,188	1,936	748	63

Gross margin	11,797	17,751	5,954	50
Operating expenses:
Research and development	15,766	43,184	27,418	174
General and administrative	6,879	10,505	3,626	53

Total operating expenses	22,645	53,689	31,044	137

Loss from operations	(10,848)	(35,938)	(25,090)	231
Warrant and other interest expense, net	(304)	(861)	(557)	183

Net loss	$(11,152)	$(36,799)	$(25,647)	230%

        License income.    License income represents the recognition of the $15.8 million contingent event-based payment from Bayer in May 2012, as well as the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was amortized on a straight-line basis through June 30, 2012. The increase of $6.7 million from $13.0 million for the year ended December 31, 2011 to $19.7 million for the year ended December 31, 2012 is due to the recognition of the $15.8 million payment from Bayer, offset by a decrease in amortization due to partial year recognition in 2012.

        Sublicense expense.    Sublicense expense represents the recognition of the $1.6 million non-royalty sublicense fee payable to LA Biomed as a result of the receipt of the $15.8 million contingent event-based payment from Bayer in May 2012, as well as the amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to our license agreement with Bayer, which was recognized on a straight-line basis over the same period that the license income was recorded. The increase of $0.7 million from $1.2 million for the year ended December 31, 2011 to $1.9 million for the year ended December 31, 2012 is due to the recognition of the $1.6 million non-royalty sublicense fee in May 2012, offset by a decrease in amortization due to partial year recognition in 2012.

        Research and development expenses.    Research and development expenses increased $27.4 million, or 174%, from $15.8 million for the year ended December 31, 2011 to $43.2 million for the year ended December 31, 2012. The increase is primarily due to an increase in clinical trial costs of approximately $21.8 million mainly attributable to our U.S. Phase III clinical trials. The remainder of the increase is primarily attributable to an increase in consulting expense of approximately $3.5 million primarily relating to increased clinical consulting costs related to our ongoing clinical trials and preparing for our regulatory submissions for drug approval and an increase in personnel costs of approximately $2.1 million relating primarily to increased salary and salary related expense as a result of increased headcount.

        General and administrative expenses.    General and administrative expenses increased by $3.6 million, or 53%, from $6.9 million for the year ended December 31, 2011 to $10.5 million for the year ended December 31, 2012. The increase is primarily due to increased personnel costs of $1.4 million relating primarily to increased salary and salary related expense as a result of increased headcount, an increase in costs associated with brand development and market research of $1.1 million, increased consulting cost of $0.5 million and increased director fees and insurance costs of $0.2 million as a result of going public.

        Warrant and other interest expense, net.    Warrant and other interest expense, net, increased by $0.6 million from $0.3 million for the year ended December 31, 2011 to $0.9 million for the year ended December 31, 2012. The increase in warrant and other interest expense, net is primarily due to the revaluation of the redeemable convertible preferred stock warrants prior to our IPO and the interest expense on the $5.0 million draw on our credit facility in the fourth quarter.

Comparison of Years Ended December 31, 2010 and 2011

	Year Ended December 31,		Change
	2010	2011	$	%
	(in thousands, except percentages)
License income	$4,488	$12,985	$8,497	189%
Sublicense expense	411	1,188	777	189

Gross margin	4,077	11,797	7,720	189
Operating expenses:
Research and development	14,842	15,766	924	6
General and administrative	6,785	6,879	94	1

Total operating expenses	21,627	22,645	1,018	5

Loss from operations	(17,550)	(10,848)	6,702	(38)
Warrant and other interest income (expense), net	589	(304)	(893)	*
Other income	930	—	(930)	*

Net loss	$(16,031)	$(11,152)	$4,879	(30)%

*
Percentage not meaningful

        License income.    License income represents the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was amortized on a straight-line basis through June 30, 2012. The increase of $8.5 million from $4.5 million for the year ended December 31, 2010 to $13.0 million for the year ended December 31, 2011 is due to the recognition of a full year of amortization of license income during 2011 compared to a partial year in 2010.

        Sublicense expense.    Sublicense expense represents the amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to the license agreement with Bayer, which was recognized on a straight-line basis over the same period as the license income was recorded. The increase of $0.8 million from $0.4 million for the year ended

December 31, 2010 to $1.2 million for the year ended December 31, 2011 is due to the recognition of a full year of amortization during 2011 compared to a partial year in 2010.

        Research and development expenses.    Research and development expenses increased $0.9 million, or 6%, from $14.8 million for the year ended December 31, 2010 to $15.8 million for the year ended December 31, 2011. The increase was primarily due to an increase in manufacturing costs of approximately $3.6 million, partially offset by a decrease in clinical expenses of $2.6 million. The increase in manufacturing costs was primarily due to commercial process validation work in connection with a new filling process in Europe, as well as the build-up of clinical supply in preparation for the U.S. Phase III clinical trials. The decrease in clinical expenses is the result of the completion of our U.S. Phase IIb study for ATX-101 and substantially incurring all the related costs in 2010, while in 2011, we initiated but had not yet begun incurring substantial costs in connection with our U.S. and Canadian Phase III and Phase IIIb clinical trials . The European Phase III clinical trials for ATX-101 were funded through the deferred development fund associated with the collaboration agreement with Bayer, whereby restricted cash was utilized to fund development activities and expenditures were recognized as an offset to research and development expense.

        General and administrative expenses.    General and administrative expenses increased by $0.1 million, or 1%, from $6.8 million for the year ended December 31, 2010 to $6.9 million for the year ended December 31, 2011. The increase was primarily due to increased spending on patent filings and related intellectual property costs, increased accounting fees associated with tax services and increased information technology and infrastructure costs, offset by decreased financing and legal costs associated with preparing and negotiating our collaboration arrangement with Bayer, which were incurred in 2010.

        Warrant and other interest income (expense), net.    Warrant and other interest income (expense), net, decreased $0.9 million from income of $0.6 million for the year ended December 31, 2010 to expense of $0.3 million for the year ended December 31, 2011. The increase in warrant and other interest income (expense), net was due to the revaluation of the redeemable convertible preferred stock warrants.

        Other income.    Other income decreased to $0 from $0.9 million for the year ended December 31, 2010. Amounts recorded in 2010 represented a one-time U.S. Government grant under the Qualified Therapeutic Discovery Credit Programs.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $16.0 million, $11.2 million and $36.8 million years ended December 31, 2010, 2011 and 2012, respectively. At December 31, 2012, we had an accumulated deficit of $120.3 million.

        As of December 31, 2012, we had working capital of $71.4 million. Historically, we have principally financed our operations through our initial public offering, private placements of redeemable convertible preferred stock and convertible debt, which was subsequently converted in 2006, and amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate, ATX-101. Through December 31, 2012, we have received net proceeds of $107.6 million from the issuance of redeemable convertible preferred stock and convertible debt.

        On October 16, 2012, we completed our IPO of 5,060,000 shares of common stock at an offering price of $16.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock. We received net proceeds of approximately $72.5 million, after deducting underwriting discounts, commissions and offering related transaction costs. At December 31, 2012, we had capital resources consisting of cash and cash equivalents and restricted cash of $95.3 million, of which $16.0 million was restricted. In November 2012, we entered into an amendment to our existing credit facility to extend the term until February 28, 2013. As of the date hereof, we have drawn the remaining $10.0 million available and no longer have any further borrowing capacity under our credit facility. Our cash is invested primarily in money market funds and FDIC insured demand deposit accounts. Restricted cash was received in accordance with our collaboration arrangement with Bayer in order to fund continued development of ATX-101 under the terms of our collaboration agreement.

        In accordance with the terms of the collaboration arrangement with Bayer, we received a contingent event-based payment on May 31, 2012 for $15.8 million triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement. Due to the receipt of the contingent event-based payment, we incurred an additional non-royalty sublicense fee of $1.6 million due to LA Biomed, which was paid in a combination of cash and common stock.

Summary Statement of Cash Flows

        The following table shows a summary of our cash flows for each of the three years ended December 31, 2010, 2011 and 2012.

	Years Ended December 31,
	2010	2011	2012
	(in thousands)
Net cash (used in) provided by
Operating activities	$1,945	$(22,707)	$(32,688)
Investing activities	12,597	(696)	(190)
Financing activities	58	36,304	77,612

Net increase in cash and cash equivalents	$14,600	$12,901	$44,734

        Net cash (used in) provided by operating activities.    Net cash used in operating activities was $32.7 million for the year ended December 31, 2012 and consisted primarily of a net loss of $36.8 million and stock based compensation of $3.4 million. The significant items in the change in operating assets and liabilities include an increase in restricted cash of $8.6 million, a decrease in deferred revenue of $3.8 million and a decrease in payable to a licensor of $1.6 million, offset by an increase in deferred development funds of $9.2 million and an increase in accounts payable and other accrued liabilities of $3.2 million. The decrease in deferred revenue is due to the recognition of the remaining unamortized portion of the upfront license payment received as part of our license agreement with Bayer. The increase in the deferred development funds and restricted cash is due to the receipt of $17.4 million under the collaboration agreement with Bayer, offset by funds utilized for the continuing performance of our obligations under the collaboration agreement with Bayer.

        Net cash used in operating activities was $22.7 million for the year ended December 31, 2011 and consisted primarily of a net loss of $11.2 million and stock-based compensation expense of $0.9 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $13.0 million, a decrease in deferred development funds of $14.7 million, offset by a decrease in restricted cash of $14.4 million and a decrease in deferred licensor payment of $1.2 million. The decrease in deferred revenue and deferred licesnor payment was due to the recognition of a portion of the upfront license payment received as part of our license agreement with Bayer and the related sublicense expense. The decrease in the deferred development funds and restricted cash is due to the continuing performance of our obligations under the collaboration agreement with Bayer.

        Net cash provided by operating activities was $1.9 million for the year ended December 31, 2010 and consisted primarily of a net loss of $16.0 million and stock-based compensation of $1.0 million. The significant items in the change in operating assets and liabilities include an increase of $21.8 million of restricted cash offset by an increase in deferred development funds of $19.6 million, an increase in deferred revenue of $16.8 million, and an increase in accounts payable and other accrued liabilities of $2.9 million . The increase in deferred revenue was due to the receipt of the upfront license payment under our license agreement with Bayer. The increase in the deferred development funds and restricted cash was due to the receipt of cash to fund the continued efforts in accordance with the collaboration agreement.

        Net cash (used in) provided by investing activities.    Net cash (used in) provided by investing activities for the years ended December 31, 2010, 2011 and 2012 was $12.6 million, $(0.7) million and $(0.2) million, respectively, and consisted of purchases of fixed assets and proceeds from the sale of marketable securities. Net cash used in the years ended December 31, 2011 and 2012 was for the purchases of fixed assets. Net cash provided by investing activities for the year ended December 31, 2010 consisted primarily of proceeds from the sale of marketable securities of $12.7 million.

        Net cash provided by financing activities.    Net cash provided by financing activities was $77.6 million for the year ended December 31, 2012, which was primarily due to proceeds from our initial public offering and borrowings of $5.0 million from our credit facility. Net cash provided by financing activities was $36.3 million for the year ended December 31, 2011, which was primarily due to proceeds from the issuance of Series D redeemable convertible preferred stock. Net cash provided by financing activities in the year ended December 31, 2010 was due to proceeds received from the exercise of stock options to purchase shares of our common stock.

Operating and Capital Expenditure Requirements

        We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our U.S. and Canadian Phase III clinical trials of our product candidate, ATX-101. Additionally, as a public company, we will incur significant audit, legal, and other expenses that we did not incur as a private company. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the achievement of milestones and receipt from Bayer of milestone payments and royalties, if ATX-101 is approved for commercial use in Bayer's licensed territories, are not assured. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

        Our future capital requirements depend on many factors, including:

  •
  the results of our U.S. and Canadian Phase III clinical trials for ATX-101;

  •
  whether Bayer continues to pursue or terminates our collaboration arrangement for the development and commercialization of ATX-101;

  •
  the amount and timing of any milestone payments or royalties we may receive from Bayer pursuant to our collaboration arrangement;

  •
  the number and characteristics of any other product candidates we develop or acquire;

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

  •
  the cost of manufacturing ATX-101 and any future product candidates and any products we successfully commercialize;

  •
  our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

  •
  any product liability or other lawsuits related to our products;

  •
  our ability to enter into new borrowing arrangements to establish a new credit facility;

  •
  the expenses needed to attract and retain skilled personnel;

  •
  the costs associated with being a public company;

  •
  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

  •
  the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

        Please see "Risk Factors" for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

        The following is a summary of our long-term contractual cash obligations as of December 31, 2012, including the lease of additional office space beginning in May 2012.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$433	$410	$23	—	—

Total contractual obligations	$433	$410	$23	—	—

(1)
We lease our facilities and certain equipment under operating leases.

Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable purchase order basis.

Los Angeles Biomedical Research Institute Obligation

        Pursuant to the terms of our license agreement with LA Biomed, our long-term payable of $2.8 million was paid in a combination of cash and common stock subsequent to our initial public offering in October of 2012.

Other Milestone-Based Commitments

        We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones. Because the achievement and timing of these milestones is not fixed and determinable, such commitments have not been included on our balance sheet or in the Contractual Obligations and Commitments table above. The total aggregate amount of such commitments is approximately $1.9 million.

Note Payable

        On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P., which we refer to as our credit facility, whereby we had access to borrow up to $15.0 million of senior loan financing through January 1, 2012. On December 30, 2011, we amended our credit facility to provide for an extension of our drawdown period through December 1, 2012, provided that we had drawn down at least $5.0 million as of August 1, 2012. On July 23, 2012, we amended the credit facility to extend the August 1, 2012 deadline for our $5.0 million drawdown to October 1, 2012, while maintaining the full drawdown period through December 1, 2012. On October 1, 2012 the Company drew $5.0 million. In November 2012 we obtained an extension allowing for the draw of the remaining $10.0 million in $5.0 million increments by January 31, 2013 and February 28, 2013. For each drawdown, we will make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn. The debt is secured by all of our assets, except for intellectual property, which is subject to a negative pledge agreement. In accordance with the terms of the credit facility, we issued a warrant to Lighthouse Capital Partners in March 2011 to purchase 33,700 shares of our Series C redeemable convertible preferred stock at a price per share of $13.3530 and subsequently issued a warrant to Lighthouse Capital Partners in December 2011 to purchase up to 86,306 shares of our Series D redeemable convertible preferred stock at a price per share of $13.9040, which was initially exercisable for up to 43,152 shares. As a condition of the credit facility amendment on July 23, 2012, the remaining 43,154 shares of Series D redeemable convertible preferred stock issuable pursuant to the warrant became exercisable. All warrants converted to warrants to purchase 120,006 shares of common stock upon our initial public offering and were subsequently net exercised on a cashless basis for 49,435 shares of common stock in December of 2012.

        As of December 31, 2011, no amounts were outstanding. In September 2012, we elected to draw down $5.0 million of the available funds effective October 1, 2012. In November 2012, we entered into an amendment to our credit facility to extend the term until February 28, 2013. The value of the warrants issued as consideration for the credit facility was reclassified to debt issuance costs offsetting the note payable balance and is being amortized over the expected repayment term of the credit facility. Included in warrant and other interest income (expense), net for the year ended December 31, 2012 was amortization of debt issuance costs of $0.3 million and interest expense related to the note payable of $0.2 million. The remaining unamortized debt issuance cost at December 31, 2012 was $1.1 million.

        The credit facility includes various covenants. As of December 31, 2011 and 2012, we were in compliance with all covenants associated with the credit facility. As of the date hereof, we have drawn the remaining $10.0 million available under that credit facility and no longer have any further borrowing capacity under the facility.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses results of operations, liquidity, capital expenditures or capital resources, except warrants and stock options.

Recent Accounting Pronouncements

        In June 2011, a new accounting standard was issued that changed the disclosure requirements for the presentation of other comprehensive income, or OCI, in the financial statements, including the elimination of the option to present OCI in the statement of stockholders' equity. OCI and its components will be required to be presented for both interim and annual periods either in a single financial statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement presenting OCI. This standard is required to be applied retrospectively for interim and annual periods beginning after December 15, 2011. This standard was adopted as of January 1, 2012 and the retrospective application did not have a material impact on our financial statements.

        In February 2013, a new accounting standard was issued that requires increased disclosure requirements regarding amounts that are reclassified out of accumulated other comprehensive income. The standard is required to be adopted prospectively beginning on January 1, 2013. Adoption of this standard is not expected to have a material impact on our financial statements.

        In May 2011, the FASB issued a GAAP update on fair value measurement, which eliminates certain differences between U.S. GAAP and International Financial Reporting Standards (IFRS), resulting in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This revised standard was adopted effective on January 1, 2012. Adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

Cash and Cash Equivalents and Restricted Cash

        As of December 31, 2012, we had cash and cash equivalents and restricted cash of $95.3 million, of which $16.0 million is restricted. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At December 31, 2012, our cash and cash equivalents were comprised of funds in cash and money market accounts. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Rate Fluctuations

        As part of our license agreement with Bayer, we may, in the future, receive royalties and milestone payments based on sales of ATX-101 and certain milestone events, in each case, denominated in Euros. As such, in the future, we may be subject to fluctuations in foreign currency exchange rate risk. We are not currently exposed to any foreign currency exchange rate risk and, as a result, we do not currently hedge any foreign currency exposure.

ITEM 8.    Financial Statements and Supplementary Data.

        Our financial statements, together with the independent registered public accounting firm report thereon, are incorporated by reference from the applicable information set forth in Part IV Item 15, "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.    Executive Compensation.

        The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—KYTHERA'S Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)
Documents filed as part of this report

1.
Financial Statements

        The following financial statements are included herein:

2.
Financial Statement Schedules

        None, as all required disclosures have been made in the Financial Statements and notes thereto or are not applicable.

(b)
Exhibits

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
1.1		Form of Underwriting Agreement	S-1/A	08/31/2012	1.1

3.1		Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1

3.2		Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2

4.1		Reference is made to exhibits 3.1 and 3.2.

4.2		Specimen Common Stock Certificate.	S-1/A	08/31/2012	4.2

10.1(a	)	Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(a)

10.1(b	)	Amendment, dated January 27, 2012, to Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(b)

10.2	#	Form of Indemnity Agreement for directors and officers.	S-1/A	05/17/2012	10.2

10.3(a	)	Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(a)

10.3(b	)	Amendment No. 1, dated December 30, 2011, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(b)

10.3(c	)	Amendment No. 2, dated July 23, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	08/31/2012	10.3(c)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.3(d	)	Amendment No. 3, dated November 30, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, as amended, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	8-K	12/05/2012	10.1

10.4(a	)	Standard Multi-Tenant Office Lease—Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(a)

10.4(b	)	First Amendment, dated January 8, 2010, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(b)

10.4(c	)	Second Amendment, dated April 21, 2011, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(c)

10.4(d	)	Third Amendment, dated March 23, 2012, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(d)

10.5(a)	†	License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(a)

10.5(b)	†	First Amendment, dated March 21, 2011, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(b)

10.5(c)	†	Second Amendment, dated April 2, 2012, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(c)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.6(a)	†	Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(a)

10.6(b)	†	First Amendment, dated November 17, 2010, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(b)

10.6(c)	†	Second Amendment, dated April 2, 2012, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(c)

10.7(a)	†	License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(a)

10.7(b	)	Amendment, dated January 5, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(b)

10.7(c	)	Amendment, dated August 18, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(c)

10.8(a)	†	Manufacturing and Supply Agreement, dated July 7, 2009, by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(a)

10.8(b)	†	First Amendment, dated May 21, 2012, to Manufacturing and Supply Agreement, dated July 7, 2009 by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(b)

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.9	†	Development and Supply Agreement, dated November 29, 2010, by and between Hospira Worldwide, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.9

10.10(a)	#	KYTHERA Biopharmaceuticals, Inc. 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(a)

10.10(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(b)

10.11(a)	#	KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan.	10-Q	11/13/2012	10.3(a)

10.11(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(b)

10.11(c)	#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(c)

10.12	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith R. Leonard, Jr. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.12

10.13	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between John W. Smither and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.13

10.14	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.14

10.15	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith L. Klein, J.D. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.15

10.16	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Jeffrey D. Webster and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.16

10.17	#	Non-employee Director Compensation Program.	S-1/A	05/17/2012	10.17

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.18	#	Employment agreement, dated March 23, 2013, by and between Frederick Beddingfield, III, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.				X

23.1		Consent of independent registered public accounting firm.				X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1		Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2		Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	**	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.1	**	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	***	XBRL Instance Document				X

101.SCH	***	XBRL Taxonomy Extension Schema Document				X

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	***	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document				X

†
Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#
Indicates management contract or compensatory plan.

**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

***
Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYTHERA BIOPHARMACEUTICALS, INC.
March 26, 2013	By:	/s/ JOHN W. SMITHER John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)

 POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Keith R. Leonard, Jr. and John W. Smither his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH R. LEONARD, JR. Keith R. Leonard, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2013
/s/ JOHN W. SMITHER John W. Smither	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2013
/s/ NATHANIEL DAVID Nathaniel David, Ph.D	Director	March 26, 2013
/s/ DENNIS FENTON Dennis Fenton, Ph.D.	Director	March 26, 2013
/s/ FRANÇOIS KRESS François Kress	Director	March 26, 2013
/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 26, 2013
/s/ CAMILLE SAMUELS Camille Samuels	Director	March 26, 2013

Signature	Title	Date

/s/ DAVID SCHNELL David Schnell, M.D.	Director	March 26, 2013
/s/ JOSEPH L. TURNER Joseph L. Turner	Director	March 26, 2013

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
1.1		Form of Underwriting Agreement	S-1/A	08/31/2012	1.1

3.1		Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1

3.2		Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2

4.1		Reference is made to exhibits 3.1 and 3.2.

4.2		Specimen Common Stock Certificate.	S-1/A	08/31/2012	4.2

10.1(a	)	Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(a)

10.1(b	)	Amendment, dated January 27, 2012, to Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(b)

10.2	#	Form of Indemnity Agreement for directors and officers.	S-1/A	05/17/2012	10.2

10.3(a	)	Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(a)

10.3(b	)	Amendment No. 1, dated December 30, 2011, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(b)

10.3(c	)	Amendment No. 2, dated July 23, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	08/31/2012	10.3(c)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.3(d	)	Amendment No. 3, dated November 30, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, as amended, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	8-K	12/05/2012	10.1

10.4(a	)	Standard Multi-Tenant Office Lease—Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(a)

10.4(b	)	First Amendment, dated January 8, 2010, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(b)

10.4(c	)	Second Amendment, dated April 21, 2011, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(c)

10.4(d	)	Third Amendment, dated March 23, 2012, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(d)

10.5(a)	†	License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(a)

10.5(b)	†	First Amendment, dated March 21, 2011, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(b)

10.5(c)	†	Second Amendment, dated April 2, 2012, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(c)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.6(a)	†	Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(a)

10.6(b)	†	First Amendment, dated November 17, 2010, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(b)

10.6(c)	†	Second Amendment, dated April 2, 2012, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(c)

10.7(a)	†	License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(a)

10.7(b	)	Amendment, dated January 5, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(b)

10.7(c	)	Amendment, dated August 18, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(c)

10.8(a)	†	Manufacturing and Supply Agreement, dated July 7, 2009, by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(a)

10.8(b)	†	First Amendment, dated May 21, 2012, to Manufacturing and Supply Agreement, dated July 7, 2009 by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(b)

10.9	†	Development and Supply Agreement, dated November 29, 2010, by and between Hospira Worldwide, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.9

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.10(a)	#	KYTHERA Biopharmaceuticals, Inc. 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(a)

10.10(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(b)

10.11(a)	#	KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan.	10-Q	11/13/2012	10.3(a)

10.11(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(b)

10.11(c)	#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(c)

10.12	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith R. Leonard, Jr. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.12

10.13	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between John W. Smither and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.13

10.14	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.14

10.15	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith L. Klein, J.D. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.15

10.16	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Jeffrey D. Webster and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.16

10.17	#	Non-employee Director Compensation Program.	S-1/A	05/17/2012	10.17

10.18	#	Employment agreement, dated March 23, 2013, by and between Frederick Beddingfield, III, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.				X

23.1		Consent of independent registered public accounting firm.				X

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1		Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2		Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	**	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.1	**	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	***	XBRL Instance Document				X

101.SCH	***	XBRL Taxonomy Extension Schema Document				X

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	***	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document				X

†
Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#
Indicates management contract or compensatory plan.

**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

***
Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

KYTHERA BIOPHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of KYTHERA Biopharmaceuticals, Inc.

        We have audited the accompanying balance sheets of KYTHERA Biopharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KYTHERA Biopharmaceuticals, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California March 26, 2013

KYTHERA BIOPHARMACEUTICALS, INC.

Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$79,311,000	$34,577,000
Restricted cash, current portion	7,657,000	7,403,000
Deferred licensor payment	—	352,000
Prepaid clinical trial expenses	—	938,000
Prepaid expenses and other current assets	621,000	1,058,000

Total current assets	87,589,000	44,328,000
Property and equipment, net	275,000	720,000
Restricted cash—net of current portion	8,321,000	—
Other assets	37,000	31,000

Total assets	$96,222,000	$45,079,000

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,152,000	$962,000
Accrued personnel costs	2,173,000	1,500,000
Accrued costs for services	4,862,000	3,544,000
Accrued interest	22,000	—
Note payable, current portion	1,160,000	—
Payable to licensor	—	1,560,000
Deferred development funds, current portion	5,853,000	4,951,000
Deferred revenue	—	3,847,000

Total current liabilities	16,222,000	16,364,000
Deferred rent	9,000	7,000
Deferred development funds—net of current portion	8,321,000	—
Note payable—net of current portion	2,764,000	—
Redeemable convertible preferred stock warrants	—	2,145,000

Total liabilities	27,316,000	18,516,000
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value per share:
Series A redeemable convertible preferred stock, no shares and 4,775,000 shares authorized, no shares and 1,806,000 shares issued and outstanding at December 31, 2012 and 2011, respectively liquidation preference of $955,000 at December 31, 2011	—	902,000
Series B redeemable convertible preferred stock, no shares and 11,171,000 shares authorized, no shares and 3,981,000 shares issued and outstanding at December 31, 2012 and 2011, respectively liquidation preference of $30,280,000 at December 31, 2011	—	30,193,000
Series C redeemable convertible preferred stock, no shares and 8,300,000 shares authorized, no shares and 3,023,000 shares issued and outstanding at December 31, 2012 and 2011, respectively liquidation preference of $40,370,000 at December 31, 2011	—	40,205,000
Series D redeemable convertible preferred stock, no shares and 9,970,000 shares authorized, no shares and 2,692,000 shares issued and outstanding at December 31, 2012 and 2011, respectively liquidation preference of $37,425,000 at December 31, 2011	—	36,287,000
Stockholders' equity (deficit):
Common stock, $0.00001 par value, 300,000,000 and 45,000,000 shares authorized, 18,325,000 and 1,399,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Additional paid in capital	189,212,000	2,483,000
Accumulated other comprehensive loss	—	—
Accumulated deficit	(120,306,000)	(83,507,000)

Total stockholders' equity (deficit)	68,906,000	(81,024,000)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$96,222,000	$45,079,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2012	2011	2010
License income	$19,687,000	$12,985,000	$4,488,000
Sublicense expense	1,936,000	1,188,000	411,000

Gross margin	17,751,000	11,797,000	4,077,000
Operating expenses:
Research and development	43,184,000	15,766,000	14,842,000
General and administrative	10,505,000	6,879,000	6,785,000

Total operating expenses	53,689,000	22,645,000	21,627,000

Loss from operations	(35,938,000)	(10,848,000)	(17,550,000)
Warrant and other interest (expense) income, net	(861,000)	(304,000)	589,000
Other income	—	—	930,000

Net loss	$(36,799,000)	$(11,152,000)	$(16,031,000)

Other comprehensive income (loss):
Unrealized gain on marketable securities	—	—	4,000

Comprehensive loss	$(36,799,000)	$(11,152,000)	$(16,027,000)

Per share information:
Net loss, basic and diluted	$(2.62)	$(1.00)	$(1.57)

Basic and diluted weighted average shares outstanding	14,058,000	11,139,000	10,193,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Redeemable Convertible Preferred Stock								Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock
									Common Stock
												Accumulated Other Comprehensive Income (loss)
										Par Value	Additional Paid in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares					Total
Balance at December 31, 2009	1,806,000	902,000	3,981,000	30,193,000	2,996,000	39,835,000	—	—	1,367,000	—	883,000	(4,000)	(56,324,000)	(55,445,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	26,000	—	58,000	—	—	58,000
Issuance of common stock in January 2010 at $5.50 per share for services	—	—	—	—	—	—	—	—	1,000	—	9,000	—	—	9,000
Issuance of Series C convertible preferred stock in November 2010 at $13.3530 per share for services	—	—	—	—	27,000	370,000	—	—	—	—	—	—	—	—
Compensation expense related to stock options and restricted common stock	—	—	—	—	—	—	—	—	—	—	658,000	—	—	658,000
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	4,000	—	4,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,031,000)	(16,031,000)

Balance at December 31, 2010	1,806,000	902,000	3,981,000	30,193,000	3,023,000	40,205,000	—	—	1,394,000	—	1,608,000	—	(72,355,000)	(70,747,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	12,000	—	18,000	—	—	18,000
Re-purchase of common stock in June 2011	—	—	—	—	—	—	—	—	(7,000)	—	(1,000)	—	—	(1,000)
Issuance of Series D convertible preferred stock in August 2011 for cash at $13.9040 per share, net of issuance costs of $1,138,000	—	—	—	—	—	—	2,692,000	36,287,000	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	858,000	—	—	858,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,152,000)	(11,152,000)

Balance at December 31, 2011	1,806,000	902,000	3,981,000	30,193,000	3,023,000	40,205,000	2,692,000	36,287,000	1,399,000	—	2,483,000	—	$(83,507,000)	$(81,024,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	51,000	—	123,000	—	—	123,000
Issuance of common stock in January 2012 at $8.22 per share for services	—	—	—	—	—	—	—	—	5,000	—	43,000	—	—	43,000
Issuance of Series D convertible preferred stock in July 2012 at $13.9040 per share for services	—	—	—	—	—	—	11,000	158,000	—	—	—	—	—	—
Issuance of common stock in October 2012 at $22.50 per share for services	—	—	—	—	—	—	—	—	63,000	—	1,414,000	—	—	1,414,000
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	1,816,000	—	—	1,816,000
Issuance of 5,060,000 shares of common stock at $16.00 per share, net of issuance cost of $8,481,000	—	—	—	—	—	—	—	—	5,060,000	—	72,479,000	—	—	72,479,000
Conversion of convertible preferred stock into common stock	(1,806,000)	(902,000)	(3,981,000)	(30,193,000)	(3,023,000)	(40,205,000)	(2,703,000)	(36,445,000)	11,545,000	—	107,743,000	—	—	107,743,000
Reclassification of Preferred Stock Warrant Liability to additional paid in capital	—	—	—	—	—	—	—	—	—	—	3,101,000	—	—	3,101,000
Issuance of common stock due to net exercise of warrants	—	—	—	—	—	—	—	—	201,000	—	—	—	—	—
Issuance of common stock due to warrants exercised for cash	—	—	—	—	—	—	—	—	1,000	—	10,000	—	—	10,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,799,000)	(36,799,000)

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	18,325,000	—	$189,212,000	$—	$(120.306,000)	$68,906,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(36,799,000)	$(11,152,000)	$(16,031,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of (discount) on marketable securities	—	—	(16,000)
Amortization of debt issuance cost	272,000	—	—
Amortization of redeemable convertible preferred stock warrant value	—	71,000	—
Depreciation	635,000	54,000	174,000
Loss on disposal of property and equipment	—	4,000	—
Revaluation of redeemable convertible preferred stock warrants	422,000	229,000	(570,000)
Stock-based compensation	3,429,000	858,000	1,037,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	561,000	(809,000)	(209,000)
Restricted cash	(8,575,000)	14,416,000	(21,819,000)
Deferred licensor payment	352,000	1,188,000	(1,540,000)
Other assets	(6,000)	(12,000)	—
Accounts payable and other accrued liabilities	3,203,000	80,000	2,920,000
Deferred revenue	(3,847,000)	(12,984,000)	16,831,000
Deferred development funds	9,223,000	(14,652,000)	19,603,000
Deferred long term payable to licensor	(1,560,000)	—	1,560,000
Deferred rent	2,000	2,000	5,000

Net cash (used in) provided by operating activities	(32,688,000)	(22,707,000)	1,945,000
Investing activities
Proceeds from sales of marketable securities	—	—	12,697,000
Investment in property and equipment	(190,000)	(696,000)	(100,000)

Net cash (used in) provided by investing activities	(190,000)	(696,000)	12,597,000
Financing activities
Borrowings on credit facility	5,000,000	—	—
Proceeds from initial public offering, net of issuance costs	72,479,000	—	—
Proceeds from common stock option and warrant exercises	133,000	17,000	58,000
Net proceeds from issuance of convertible preferred stock	—	36,287,000	—

Net cash provided by financing activities	77,612,000	36,304,000	58,000

Net increase in cash and cash equivalents	44,734,000	12,901,000	14,600,000
Cash and cash equivalents at beginning of period	34,577,000	21,676,000	7,076,000

Cash and cash equivalents at end of period	$79,311,000	$34,577,000	$21,676,000

Supplemental disclosures
Issuance of redeemable convertible preferred stock warrants for senior loan facility commitment	$534,000	$885,000	$—
Reclassification of warrants to purchase common stock	$3,101,000	$—	$—
Conversion of convertible preferred stock to common stock	$107,743,000	$—	$—
Issuance of redeemable convertible preferred stock for licensor payment	$158,000	$—	$195,000
Issuance of redeemable convertible preferred stock for services rendered	$—	$—	$175,000
Issuance of common stock for licensor payment	$1,414,000	$—	$—
Issuance of common stock for services rendered	$43,000	$—	$9,000
Interest expense paid in cash	$147,000	$—	$—

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements

1. Organization and Basis of Presentation

        KYTHERA Biopharmaceuticals, Inc. ("KYTHERA" or the "Company") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. The Company's objective is to develop first-in-class, prescription aesthetic products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. The Company's initial focus is on the facial aesthetics market, which comprises the majority of the aesthetics medicine market. The Company's product candidate, ATX-101, is a potential first-in-class, injectable drug currently in Phase III clinical development for the reduction of submental fat, which commonly presents as an undesirable "double chin."

        KYTHERA was originally incorporated in Delaware in June 2004 under the name Dermion, Inc. It commenced operations in August 2005 and its name was changed to AESTHERx, Inc. In July 2006, the Company changed its name to KYTHERA Biopharmaceuticals, Inc.

        Since commencement of operations in August 2005, the Company has devoted substantially all its efforts to the development of ATX-101, recruiting personnel and raising capital. In 2010, the Company entered into a License Agreement with Bayer Consumer Care AG and a Services, Research, Development and Collaboration Agreement with Bayer's Affiliate, Intendis GmbH, collectively referred to as the collaboration arrangement with Bayer. Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer.

        The accompanying financial statements for the years ended December 31, 2012, 2011, and 2010 have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Since inception in 2004, the Company has not been profitable and has incurred operating losses in each year. The Company has a limited operating history upon which you can evaluate its business and prospects. The Company has not generated any revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company has recorded net losses of $36,799,000, $11,152,000 and $16,031,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and had an accumulated deficit of $120,306,000, and $83,507,000 as of December 31, 2012 and 2011, respectively. The Company has funded its operations primarily through the sale and issuance of common and preferred stock, convertible debt, and amounts received pursuant to the collaboration arrangement with Bayer. Net working capital at December 31, 2012 and 2011, was $71,367,000 and $27,964,000, respectively. The Company expects to continue to incur losses for the foreseeable future. At December 31, 2012, the Company had capital resources consisting of cash and cash equivalents and restricted cash of $95,289,000, of which $15,978,000 was restricted. The Company also has access to borrow up to $10,000,000 through its credit facility (see further discussion in Note 12, "Subsequent Events").

        On September 11, 2012, the Board of Directors approved a 1-for-2.6443 reverse stock split of the Company's capital stock. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split.

        On October 16, 2012, the Company completed its initial public offering ("IPO") of 5,060,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock, at an offering price of $16.00 per share. The Company received net proceeds of approximately $72,479,000, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

1. Organization and Basis of Presentation (Continued)

Company's outstanding shares of redeemable convertible preferred stock were automatically converted into 11,545,000 shares of common stock and warrants exercisable for redeemable convertible preferred stock were automatically converted into warrants exercisable for 365,000 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $3,101,000 to additional paid-in capital.

        In connection with the completion of its IPO, on October 16, 2012, the Company filed an amended and restated certificate of incorporation and bylaws, which, among other things, changed the number of authorized shares of common stock to 300,000,000 shares and preferred stock to 5,000,000 shares.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

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

Segment Reporting

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating primarily in the United States.

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2012 and 2011, cash and cash equivalents are comprised of funds in cash and money market accounts. From time to time, the

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation, or FDIC. The accounts are monitored by management to mitigate the risk.

        From time to time, the Company invests in marketable securities, which are classified as available-for-sale securities and are stated at fair value. Any unrealized gain or loss on the investments is reported as a component of other comprehensive income (loss) within the statement of operations and comprehensive loss. Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense, net. When securities are sold, any associated unrealized gain or loss previously reported as other comprehensive income (loss) is reclassified out of other comprehensive income (loss) and recorded in net income (loss) on the statement of operations and comprehensive loss in the period sold. Accrued interest and dividends are included in interest income. The Company periodically reviews available-for-sale securities for other-than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        As of December 31, 2012 and 2011, the Company did not have any marketable securities. There were no realized gains or losses from the sale of marketable securities for the years ended December 31, 2012 and 2011. The Company recognized $1,000 of realized gains from the sale of marketable securities for the year ended December 31, 2010.

Restricted Cash

        Restricted cash of $15,978,000 and $7,403,000 at December 31, 2012 and 2011, respectively, represents restricted cash received through the collaboration arrangement with Bayer that will be used to fund certain further global development activities of ATX-101 (see Note 7, "Commitments, Collaborations and Contingencies").

        Payments the Company received to fund collaboration efforts under the terms of the collaboration agreement with Bayer were recorded as restricted cash and deferred development funds, and are recognized as an offset to development expenses as the restricted cash is utilized to fund such development activities.

Property and Equipment

        Property and equipment are recorded at historical cost and consisted of the following:

	December 31,
	2012	2011
Cameras	$923,000	$923,000
Computer hardware and electronics	147,000	90,000
Furniture and fixtures	227,000	103,000
Software	21,000	12,000

	1,318,000	1,128,000
Less accumulated depreciation	(1,043,000)	(408,000)

	$275,000	$720,000

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company disposed of $54,000 and $34,000 of computer hardware and electronics for the years ended December 31, 2011 and 2010, with a recognized loss at disposal of $4,000 for the year end December 31, 2011. No disposals were made during the year ended December 31, 2012 and no loss on disposal was recognized during the years ended December 31, 2012 and 2010.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. The primary objectives for the Company's investment portfolio are the preservation of capital and the maintenance of liquidity.

        The Company's investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. From time to time, the Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

Stock-Based Compensation

        The Company accounts for all stock-based payments issued to employees and directors using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to the Company using the straight-line single option method.

        In accordance with authoritative guidance, the fair value of non-employee stock based awards is re-measured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered.

Redeemable Convertible Preferred Stock Warrants

        Prior to the Company's IPO, freestanding warrants that related to the purchase of redeemable convertible preferred stock were classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of warrant and other interest (expense) income, net. Pursuant to the terms of these warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically became exercisable for shares of the Company's common stock based upon the conversion ratio of the underlying class of preferred stock. The consummation of the Company's IPO resulted in the conversion of all classes of the Company's preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates their fair value. The fair value of the warrant liability is discussed in Note 8, "Fair Value Measurements."

Revenue Recognition

        The Company recognizes revenue when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

        For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has "stand-alone value" to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (TPE) and (iii) best estimate of selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. In most cases we expect to use TPE or BESP for allocating consideration to each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

        The Company's revenue is related to the license agreement with Bayer executed in 2010. This agreement provides for various types of payments, including non-refundable upfront license fees, milestone payments, and future royalties on Bayer's net product sales of ATX-101.

        The Company received a non-refundable upfront license payment of approximately $21,319,000 from Bayer upon execution of the license agreement. The terms of the collaboration arrangement with Bayer include continuing performance obligations and development and clinical manufacturing supply obligations that were conditions to Bayer's decision to pursue continued development and regulatory approval for ATX-101. Due to these ongoing performance obligations, the Company determined that the license did not have stand-alone value. The Company also did not have objective and reliable evidence of the fair value of these undelivered obligations. Accordingly, amounts received upfront under the license agreement were recorded as deferred revenue and were recognized on a straight-line basis over the expected period of substantial involvement in these collaboration activities, which were completed as of May 31, 2012. The period over which these activities were to be performed was based upon management's estimate of the period to complete the development activities required to be conducted relative to the upfront license fee and development funds received from Bayer. Current deferred revenue represents amounts, which are expected to be recognized within one year.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance and its achievability was not reasonably assured at the inception of the collaboration arrangement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned and (iii) it would result in additional payments being due to the Company. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the collaboration arrangement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

Research and Development Costs

        Major components of research and development (R&D) costs include cash compensation, stock-based compensation, pre-clinical studies, clinical trial and related clinical manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on the Company's behalf. R&D costs, including upfront fees and milestones paid to collaborators, are expensed as goods are received or services rendered. Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are also expensed as incurred. Costs incurred in connection with clinical trial activities for which the underlying nature of the activities themselves do not directly relate to active research and development, such as costs incurred for market research and focus groups linked to clinical strategy as well as costs to build the Company's brand, are not included in R&D costs but are reflected as general and administrative expenses.

        The Company enters into agreements with various research institutions, contract laboratories, contract manufacturers and consultants. These agreements are generally on a fee-for-service basis and are cancelable.

Clinical Trial Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

financial statements based on the facts and circumstances known to us at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2012, there have been no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials. The Company's clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Other Income

        Other income represents amounts received under the Qualified Therapeutic Discovery Credit Programs included in healthcare reform legislation enacted in March 2010. This program established a one-time pool of $1 billion for grants to small biotech companies developing novel therapeutics which met certain requirements. Under this program, the Company received a non-recurring grant in 2010, which totaled $930,000, related to four research and development projects. As the grant amount related entirely to expenses that had been previously incurred for research and development activities, the Company recognized the full amount of the grant as other income at the time it was entitled to such grants.

Basic and Dilutive Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of converting redeemable preferred stock, warrants to purchase redeemable convertible preferred stock and options. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock, and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share at December 31, 2012, 2011 and 2010.

        The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of converting redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and options to purchase common stock, as the impact of such items are anti-dilutive during periods of net loss. Shares excluded from the calculation were 1,956,000, 1,801,000 and 1,667,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

        The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

        Additionally, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, the Company establishes reserves for uncertain tax positions.

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on marketable securities. Comprehensive gains and losses have been reflected in the statements of operations and comprehensive loss and stockholders' equity (deficit) for all periods presented.

Collaboration Arrangements

        A collaboration arrangement is defined as a contractual arrangement that has or may have significant financial milestones associated with success-based development, which include certain arrangements the Company has entered into regarding the research and development, manufacture and/or commercialization of products and product candidates. These collaborations generally provide for non-refundable, upfront license fees, research and development and commercial performance milestone payments, cost sharing and royalty payments. The collaboration agreements with third parties are performed on a "best efforts" basis with no guarantee of either technological or commercial success. The Company evaluates whether an arrangement is a collaboration arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company reevaluates whether an arrangement qualifies or continues to qualify as a collaboration arrangement whenever there is a change in the anticipated or actual ultimate commercial success of the endeavor. See Note 7, "Commitments, Collaborations and Contingencies."

Recent Accounting Pronouncements

        In June 2011, a new accounting standard was issued that changed the disclosure requirements for the presentation of other comprehensive income, or OCI, in the financial statements, including the elimination of the option to present OCI in the statement of stockholders' equity (deficit). OCI and its components will be required to be presented for both interim and annual periods either in a single financial statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement presenting OCI. This standard is required to be applied retrospectively for interim and annual periods beginning after December 15, 2011. This standard was adopted as of January 1, 2012 and the retrospective application of this standard did not have a material impact on the Company's financial statements.

        In February 2013, a new accounting standard was issued that requires increased disclosure requirements regarding amounts that are reclassified out of accumulated other comprehensive income. The standard is required to be adopted prospectively beginning on January 1, 2013. Adoption of this standard is not expected to have a material impact on the Company's financial statements.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In May 2011, the FASB issued a GAAP update on fair value measurement, which eliminates certain differences between U.S. GAAP and International Financial Reporting Standards (IFRS), resulting in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This revised standard was adopted effective on January 1, 2012. Adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

3. Bridge Financing

        In January 2006, the Company entered into bridge financing transactions by issuing convertible promissory notes and warrants, for aggregate proceeds of $8,051,000 from certain existing and new investors. The convertible notes bore interest at 8% and were automatically convertible into shares of the Company's preferred stock upon the occurrence of a qualified preferred stock financing as described in the convertible promissory note agreement. The estimated fair value of the warrants, totaling approximately $440,000, was treated as a deduction from the note proceeds (debt discount) and amortized as interest expense over the period the notes were outstanding. The warrants entitled the note holders to obtain a certain number of preferred shares, based on a specific formula outlined in the agreement, at the issuance price of the qualified preferred stock financing. When the Company completed its Series B redeemable convertible preferred stock ("Series B Preferred") financing in May 2006, the aggregate principal and interest outstanding on the convertible notes of $8,247,000 was converted into approximately 1,084,000 shares of Series B Preferred at the issuance price of $7.6055 per share. In addition, the number and the exercise price of the warrants issued in connection with the bridge financing was established at the time of the issuance of the Series B Preferred, resulting in warrants exercisable for approximately 243,000 shares of Series B Preferred at an exercise price of $7.6055 per share. The Company classified the warrants as a liability and re-measured the liability to estimated fair value at December 31, 2011 and 2010 using the Black-Scholes option pricing model under the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 0.13% and 0.63% and volatility of 72% and 75% at December 31, 2011 and 2010, respectively.

        The increase in the fair value of the warrants from issuance through IPO in October of 2012, totaled $1,205,000 and has been recorded in warrant and other interest income (expense), net, and included $349,000 of interest expense, $265,000 of interest expense and $570,000 of interest income, in the statements of operations and comprehensive loss for the years ended December 31, 2012, 2011 and 2010, respectively. Upon IPO in October of 2012, the warrants for convertible preferred stock became warrants for common stock and were reclassified to equity. All but 178 warrants were exercised during 2012, with the remaining warrants being exercised in January 2013, resulting in the net issuance of 153,000 shares of common stock.

4. Note Payable

        On March 21, 2011, the Company executed a debt financing agreement whereby the Company had access to borrow up to $15,000,000 of senior loan financing through January 1, 2012. On December 30, 2011, the Company amended its credit facility to provide for an extension of its drawdown period through December 1, 2012, provided that it had drawn down at least $5,000,000 as of August 1, 2012. On July 23, 2012, the Company obtained an additional 60 day extension of the initial drawdown date

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

4. Note Payable (Continued)

from August 1, 2012 to October 1, 2012. For each draw, the Company shall make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn. As of December 31, 2011, no amounts had been drawn. The debt is secured by all the Company's assets, except for the Company's intellectual property, which is subject to a negative pledge agreement.

        On October 1, 2012 the Company drew $5,000,000 and, in November 2012, obtained an extension allowing for the draw of the remaining $10,000,000 in $5,000,000 increments by January 31, 2013 and February 28, 2013 (see further discussion in Note 12, "Subsequent Events").

        Upon entry into the agreement, the Company issued warrants to purchase 34,000 shares of Series C redeemable convertible preferred stock ("Series C Preferred") at an exercise price of $13.3530. The estimated fair value of the warrants at issuance of approximately $345,000 was recorded as a deferred financing cost offsetting the note payable liability and is being amortized to warrant and other interest income (expense), net, over the expected term of the loan.

        Upon extension of the credit facility in July 2012, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock ("Series D Preferred") at an exercise price of $13.9040. The estimated fair value of the warrant at issuance of approximately $1,074,000 was recorded as a deferred financing cost offsetting the note payable liability and is being amortized to warrant and other interest income (expense), net over the expected term of the loan.

        Upon issuance, the Company classified the warrants to purchase convertible preferred stock as a liability and re-measured the liability to estimated fair value using the Black-Scholes option pricing model. Assumptions used to revalue the Series C Preferred warrants at December 31, 2011 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.75% and volatility of 80%. Assumptions used to revalue the Series D Preferred warrants at December 31, 2011 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.89% and volatility of 81%. Upon IPO in October of 2012, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. Upon this conversion, the warrants ceased to be remeasured and the warrant liability was reclassified to equity.

        The increase in the fair value of the Series C Preferred warrants from issuance in March 2011 through IPO in October of 2012, totaled $55,000 and has been recorded in warrant and other interest income (expense), net, in the statements of operations and comprehensive loss, and included interest expense of $91,000 and interest income of $36,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in value of the Series D Preferred warrants from issuance in December 2011 through IPO in October of 2012 totaled $18,000 and has been recorded in warrant and other interest income (expense), net, in the statement of operations and comprehensive loss for the year ended December 31, 2012. There was no change in the fair value of the Series D Preferred warrants during the year ended December 31, 2011 due to the timing of issuance.

        In December of 2012, the warrants to purchase 120,000 shares of common stock were net exercised on a cashless basis for 49,000 shares of common stock. There were no warrants outstanding as of December 31, 2012.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

4. Note Payable (Continued)

        Included in warrant and other interest income (expense), net for the year ended December 31, 2012 was amortization of debt issuance costs of $272,000 and interest expense related to the note payable of $169,000. The balance of accrued interest expense at December 31, 2012 was $22,000. The remaining unamortized debt issuance cost at December 31, 2012 was $1,076,000.

        The credit facility includes various covenants. As of December 31, 2011 and 2012, we were in compliance with all covenants associated with the credit facility.

        Future maturities of the Note payable as of December 31, 2012 are as follows:

2013	$1,500,000
2014	2,000,000
2015	1,500,000

5,000,000
Unamortized debt issuance cost	(1,076,000)

3,924,000
Current portion	(1,160,000)

Note payable—net of current portion	$2,764,000

5. Redeemable Convertible Preferred Stock

        In August 2005, the Company issued 1,711,000 shares of its Series A redeemable convertible preferred stock ("Series A Preferred") at a price of $0.53 per share, for aggregate gross proceeds of $905,000. In addition, the Company issued an aggregate of 95,000 shares of Series A Preferred to service providers valued at $0.53 per share for services rendered.

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

        The Series C Preferred financing also provided for an additional $10,000,000 investment (Additional Investment) from the investors in the Series C Preferred financing, where upon approval of not less than 75% of the members of the board of directors, the Company had the right to request the Series C investors to purchase, on a pro-rata basis, $10,000,000 of Series C Preferred at the Series C price of $13.3530 per share. In the event a Series C investor elected not to participate in the Additional Investment, the Company was permitted to issue and sell such investor's pro rata portion of the Additional Investment to other investors approved by the board of directors.

        On January 30, 2009, the Series C investors agreed to participate in the Additional Investment. The financing closed on July 1, 2009 and the Company issued 749,000 shares of its Series C Preferred

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

5. Redeemable Convertible Preferred Stock (Continued)

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

        Upon IPO in October of 2012, all shares of convertible preferred stock converted into 11,545,000 shares of common stock. The Series A Preferred, Series C Preferred and Series D Preferred was converted into common stock on a 1-for-1 basis. The Series B Preferred was converted into shares of common stock on a 1-for-1.00785 basis.

Dividends

        The holders of the Preferred Stock were entitled to receive dividends, when and if declared by the board of directors, at the rate of $0.042, $0.608, $1.068 and $1.113 per share per annum, on each outstanding share of Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred, respectively. No dividends had been declared through the date of conversion.

6. Stockholders' Equity

Restricted Common Stock

        In August 2005, the Company issued approximately 1,311,000 shares of its restricted common stock to its founders. The Company had a right to repurchase any unvested shares at a price of $0.0264 upon termination over the vesting period of the shares. In 2011, the Company repurchased approximately 7,000 unvested shares. There were no repurchases or transfers of shares in 2012 or 2010. As of December 31, 2011, all outstanding founders' shares were fully vested. The Company accounted for this issuance using an option pricing model to estimate the fair value of the stock and recognized the fair value of the stock at issuance over the vesting period. No stock compensation expense was recognized during the years ended December 31, 2012 and 2011. The Company recognized $16,000 in compensation expense during the year ended December 31, 2010.

Shares Reserved for Future Issuance

        Shares of the Company's common stock reserved for future issuance are as follows:

	December 31,
	2012	2011
Common stock options outstanding	1,956,000	1,436,000
Common stock options available for grant	438,000	631,000
Warrants outstanding to purchase Series B Preferred	—	245,000
Warrants outstanding to purchase Series C Preferred	—	34,000
Warrants outstanding to purchase Series D Preferred	—	86,000

Total common shares reserved for future issuance	2,394,000	2,432,000

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

6. Stockholders' Equity (Continued)

Stock Options

        In January 2010, the board of directors approved the Amended and Restated 2004 Stock Plan ("the Plan"), which provides for the granting of incentive and nonstatutory stock options and restricted stock to its employees, directors, and consultants at the discretion of the board of directors. As of December 31, 2012, 2011 and 2010, a total of 2,491,000, 2,113,000 and 1,652,000 shares, respectively, were authorized for grant under the Plan.

        Stock options may be granted with exercise prices not less than the estimated fair value of the Company's common stock. Incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock are exercisable up to five years from the date of grant. The Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Plan expire no later than ten years from the date of grant. Options granted to employees under the Plan vest over periods determined by the board of directors, generally over period of one to four years. Additionally, the Company has granted certain performance-based stock option awards that vest based on the achievement of certain predetermined milestones. Prior to our IPO, the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation. Since our IPO, the fair value of our common stock is the closing share price. The fair value of the Company's common stock was determined to be $30.34, $8.22 and $5.90 at December 31, 2012, 2011 and 2010, respectively.

        A summary of stock option activity for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Intrinsic Value
Outstanding at December 31, 2009	1,004,000	$2.62	8.10
Granted	430,000	5.81
Exercised	(26,000)	2.25		$3.49
Forfeited	(14,000)	3.31

Outstanding at December 31, 2010	1,394,000	$3.60	7.61
Granted	78,000	7.26	9.59
Exercised	(12,000)	1.48		$5.13
Forfeited	(25,000)	5.18

Outstanding at December 31, 2011	1,435,000	$3.78	6.76
Granted	652,000	10.19	9.28
Exercised	(51,000)	2.40		$7.56
Forfeited	(80,000)	6.31

Outstanding at December 31, 2012	1,956,000	$5.86	6.87

Vested or expected to vest at December 31, 2012	1,930,000	$5.79
Exercisable at December 31, 2012	1,128,000	$3.38

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

6. Stockholders' Equity (Continued)

        At December 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $47,887,000 and $30,401,000, respectively.

        The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to the Company's limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected life of its employee stock options using the "simplified" method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

        The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average exercise price of options granted	$10.19	$7.26	$5.81
Expected volatility	75%	77%	77%
Expected term (in years)	6.1	5.8	5.9
Weighted-average risk free interest rate	1.05%	1.55%	1.82%
Expected dividends	0%	0%	0%

        The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company's estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2012 and 2011, the Company applied a forfeiture rate based on the Company's historical forfeitures. No forfeiture rate was applied prior to January 1, 2011 as forfeitures prior to such date had been insignificant.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

6. Stockholders' Equity (Continued)

        Total compensation cost recorded in the statements of operations and comprehensive loss, which includes stock-based compensation expense, restricted shares issued to founders subject to vesting and the value of stock and options issued to nonemployees for services are allocated as follows:

	Year Ended December 31,
	2012	2011	2010
Research and development	$904,000	$451,000	$510,000
General and administrative	2,525,000	407,000	527,000

	$3,429,000	$858,000	$1,037,000

        As of December 31, 2012, there was $4,060,000 of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 2.51 years. For stock option awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

        The Company continues to account for stock options issued to nonemployees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

        During the years ended December 31, 2012, 2011 and 2010, the Company granted nonemployees options to purchase approximately 16,000, 19,000 and 2,000 shares of its common stock, respectively, at exercise prices ranging from $25.88 to $5.50 per share. Compensation expense related to nonemployee option grants of $250,000, $50,000 and $35,000 were recorded for the years ended December 31, 2012, 2011 and 2010, respectively.

        The fair value of nonemployee options in the years ended December 31, 2012, 2011 and 2010 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, volatility of 73%, 76% and 78%, maximum contractual life of ten years, and a risk-free interest rate of 0.67%, 1.38% and 2.01%.

7. Commitments, Collaborations and Contingencies

Commitments

        The Company leases its facilities and certain equipment under operating leases.

        In 2011, the Company renegotiated its facility lease through December 31, 2013. The renegotiated lease commenced in June 2011. Additionally, in May 2012, the Company leased additional space at the same facility through April 30, 2014. The future minimum rental payments under the new lease are included in the future minimum rental payments below. The lease is subject to fixed rate escalation increases. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease. Under the terms of the lease agreements, the Company expects to incur rent expense associated with its new office leases of $401,000 per year.

        Rent expense under the Company's operating leases for the years ended December 31, 2012, 2011 and 2010, was $379,000, $265,000 and $180,000, respectively.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

7. Commitments, Collaborations and Contingencies (Continued)

        Future minimum lease payments are as follows at December 31, 2012:

Operating Leases
Years ended December 31:
2013	$410,000
2014	23,000
Thereafter	—

Total future minimum lease payments	$433,000

Collaboration Arrangements

        From time to time, the Company enters into collaborative arrangements for its research and development and manufacturing activities. Each collaboration is unique in nature and the Company's significant agreements are discussed below.

Bayer

        In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provides Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer's affiliate, Intendis GmbH. These agreements are referred to jointly as the collaboration arrangement with Bayer, and Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid the Company an upfront license fee of approximately $21,319,000 and approximately $22,247,000 for research and development to fund a portion of Bayer's European Phase III clinical trials. The Company is eligible to receive up to $297,000,000 for certain development, manufacturing, regulatory and commercialization contingent payments upon the achievement by Bayer of specified events under our collaborative arrangement, as well as escalating royalties from the mid- to high-teens on Bayer's net product sales of ATX-101. The first of these contingent event-based payments of $15,800,000 was received on May 31, 2012, triggered by the completion of Bayer's European Phase III clinical trial for ATX-101, the receipt of two consecutive validated manufacturing lots and Bayer's subsequent decision to pursue continued development and seek regulatory approval of ATX-101. This amount was recorded as revenue upon receipt as all revenue recognition criteria had been met. At this time, Bayer also elected to pursue additional research and development activities related to ATX-101, which are distinct from the original development activities, and subsequently funded $17,400,000 for these additional Bayer development activities. This payment was recorded as restricted cash and deferred development funds and will be recognized as an offset to development expense as the restricted cash is utilized to fund Bayer's development activities. The contingent event-based payments the Company may receive from Bayer pursuant to its collaboration arrangement do not meet the definition of a milestone under applicable ASC guidance, as achievement of the triggering events for such payments is based on the performance of Bayer and not the Company. Therefore, the milestone method will not be applied to those payments.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

7. Commitments, Collaborations and Contingencies (Continued)

        Bayer has the right to terminate the license agreement at any time upon advance notice of 180 days if Bayer determines that ATX-101 does not appear to be commercially viable or if there is a material change in circumstances that impacts the prospective profitability of ATX-101. The license agreement expires simultaneously with the expiration of royalties on a product-by-product/country-by-country basis, and expires in its entirety upon the expiration of royalties with respect to all products outside of the United States and Canada. Such royalties expire on the later of (i) the expiration of patent claims relating to ATX-101, (ii) the expiration of exclusivity extensions for ATX-101, or (iii) 15 years from the date of first commercial sale, each with respect to the relevant country. The royalty payments discussed above are subject to reduction in connection with, among other things, the entry into the market of certain products competitive to ATX-101. In the event a competitive product meeting certain qualifications is approved for sale and is actually and legally sold in a particular territory (in the case of the EU, any member country), the Company's royalties on Bayer's net sales of ATX-101 in that territory will be reduced from the mid- to high-teens to the low-single digits to low-teens depending upon the timing and territory of such competitive entry. Except with respect to the EU, the entry of a qualifying competitive product into one territory does not result in a reduction in the royalty payments applicable to Bayer's net sales in other territories. Similarly, our royalties on Bayer's net sales of ATX-101 would be reduced to the low- to mid-single digits, or eliminated entirely, in each country in which an approved generic is actually and legally sold in such country, depending on the timing and country of such generic entry. The license agreement may also be terminated by us upon Bayer commencing an action that challenges the validity of ATX-101-related patents or if Bayer ceases or abandons developing ATX-101 outside of the United States and Canada. The license agreement may also be terminated by either party in the event of a material breach by the other party.

        License fees of $21,319,000 were deferred and recognized on a straight-line basis over the period of substantial involvement in collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer. These activities were completed as of May 31, 2012.

        Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and are recognized as an offset to research and development expenses as the restricted cash is utilized to fund development activities. Restricted cash and deferred development funds were presented as current and long-term on the balance sheet are based on the Company's estimate of amounts that will be spent to fund development activities within the next 12 months. Amounts recognized as offsets to research and development expense were $10,075,000, $14,615,000 and $1,039,000 for the years ended December 31, 2012, 2011and 2010, respectively.

Los Angeles Biomedical Research

        In August 2005, the Company entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which it obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to the use of the active ingredient in ATX-101. The exclusive license requires the Company to pay LA Biomed a milestone payment of $500,000 upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to a total of $5,000,000, 50% of which the Company may elect to satisfy through the issuance of capital stock. Additionally, upon commercialization of a licensed product or service, the Company is obligated to pay low- to

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

7. Commitments, Collaborations and Contingencies (Continued)

mid- single digit royalties on net product sales of ATX-101 by it and Bayer. The Company may terminate this license without penalty upon 90 days' notice to LA Biomed and LA Biomed may terminate the license in certain circumstances if the Company fails to perform, or violates any term of the agreement, subject to applicable cure provisions. Subject to default by the Company or termination, the license remains in effect until the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned.

        In August 2010, due to the receipt of the upfront license fee from Bayer, the Company incurred non-royalty sublicense fees of $1,950,000, which was deferred and recognized as sublicense fee expense on a straight-line basis over the same period as the license income. During 2010, the Company made payments of cash and stock to LA Biomed totaling $390,000 related to the non-royalty sublicense fee incurred. The remainder of $1,560,000 was paid upon our IPO in 50% cash and 50% stock.

        Additionally, due to the receipt of the contingent event-based payment of $15,800,000 payable from Bayer on May 31, 2012, the Company incurred an additional non-royalty sublicense fee of $1,580,000 to LA Biomed, which was paid in 50% cash and 50% stock.

Supply Arrangements

Pfizer, Inc.

        The Company currently has an exclusive supply agreement with Pfizer, Inc., or Pfizer, as the single-source supplier of a key raw material for ATX-101. The agreement with Pfizer expires in December 2014. The agreement can also be terminated prior to expiration by either party (i) upon 60 days' written notice of an uncured material breach, (ii) upon 24 months' written notice, (ii) the bankruptcy or insolvency of the other party or (iv) by Pfizer if the Company abandons development of ATX-101. The Company is not required to purchase any minimum or specific quantities from Pfizer, however, any purchase of the key starting material must be made from Pfizer. Payments are due to Pfizer 30 days after receipt of an invoice following shipment of the material.

Hospira, Inc.

        In November 2010, the Company entered into a long-term agreement with Hospira, Inc., or Hospira, as its drug product fill/finish supplier. The initial term of the agreement expires five years after the first day of the month after our first bona fide sale of ATX-101 to a non-affiliate customer after ATX-101 receives regulatory approval, and may be extended for additional and successive two year terms. The agreement may be terminated prior to expiration by either party upon 24 months' written notice. The agreement may also be terminated by either party upon 60 days' written notice of an uncured material breach, the bankruptcy or insolvency of the other party or upon notice that the other party is unable to perform for 180 days due to a force majeure. The Company is not required to purchase any minimum or specific quantities from Hospira; however, if ATX-101 is approved, Hospira has the right to be the Company's sole provider of drug product for a period of three year following commercialization, and, following the completion of the third year, the right to provide no less than seventy-five percent of the Company's total annual requirement of drug product. Payments are due to Hospira 30 days after receipt of an invoice or, with respect to certain pre-specified events, upon completion of such event.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

7. Commitments, Collaborations and Contingencies (Continued)

Contingencies

        The Company may be subject to various litigation matters arising in the ordinary course of business from time to time. The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its financial position, results of operations or cash flows.

8. Fair Value Measurements

        The Company applies various valuation approaches in determining the fair value of its financial assets and liabilities within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

        At December 31, 2012 and 2011, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. The Company had no assets or liabilities classified as Level 2. The warrants issued for redeemable convertible preferred stock are categorized as Level 3. The fair values of these instruments are determined using models based on market observable inputs and management judgment. See discussion of fair value calculation at Note 3, "Bridge Financing" and Note 4, "Note Payable." There were no material re-measurements to fair value during the years ended December 31, 2012, 2011 and 2010, of financial assets and liabilities that are not measured at fair value on a recurring basis.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

8. Fair Value Measurements (Continued)

        The following fair value hierarchy table presents information about each major category of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

	Fair Value Measurement at December 31, 2012 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Cash equivalents	$71,316,000	$—	$—	$71,316,000

Total	$71,316,000	$—	$—	$71,316,000

Liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$—	$—

Total	$—	$—	$—	$—

	Fair Value Measurement at December 31, 2011 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Cash equivalents	$8,315,000	$—	$—	$8,315,000

Total	$8,315,000	$—	$—	$8,315,000

Liabilities:
Redeemable convertible preferred stock warrants	$—	$—	$2,145,000	$2,145,000

Total	$—	$—	$2,145,000	$2,145,000

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

8. Fair Value Measurements (Continued)

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

	Assets		Liabilities
Balance at December 31, 2010		$—	$1,031,000
Settlements		—	—
Issuance of new warrants		—	885,000
Fair value increase included in interest income or expense, net			229,000

Balance at December 31, 2011	$		$2,145,000
Settlements		—	—
Issuance of new warrants		—	534,000
Fair value increase included in interest income or expense, net		—	422,000
Reclassification of warrants		—	(3,101,000)

Balance at December 31, 2012			$—

        The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates their fair value.

9. 401(k) Savings Plan

        In 2006, the Company sponsored a defined contribution savings plan under Section 401(k) of the Internal Revenue Code ("the 401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributes a percentage of its eligible employees' earnings. For the years ended December 31, 2012, 2011 and 2010, the total amounts included in expense for its contributions were $208,000, $156,000 and $154,000, respectively.

10. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. At December 31, 2012, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

        The Company recorded deferred tax assets of approximately $49,447,000 and $34,534,000 as of December 31, 2012 and 2011, respectively, which have been fully offset by a valuation allowance due to uncertainties surrounding its ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryfowards, start-up expenditures and R&D credit carryforwards. As of December 31, 2012, the Company has federal NOL carryforwards of approximately $96,000,000, which will expire at various times through 2032. At December 31, 2012, the Company has federal and state tax credit

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

10. Income Taxes (Continued)

carry-forwards of approximately $3,500,000 and $3,100,000 available to reduce future federal and state tax liability, respectively. The federal tax credits begin to expire in 2026. Under California law, California tax credits do not have an expiration date.

        In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a "Section 382 ownership change"), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company's stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. The Company has determined that ownership changes have occurred in prior years which, after limitations, will likely result in approximately $800,000 of its NOL carryforwards expiring unutilized. Accordingly, the related deferred tax assets and corresponding valuation allowance have been removed from the components of deferred tax assets. The ability of the Company to use its remaining NOL carryforwards may be further limited or lost if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

        The components of deferred tax assets at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Net operating losses	$38,131,000	$22,809,000
Research & development credits	4,771,000	3,711,000
Start-up expenditures	5,661,000	6,108,000
Stock compensation	518,000	198,000
Depreciation	237,000	79,000
Accruals	129,000	96,000
Deferred revenue	—	1,533,000
Valuation allowance	(49,447,000)	(34,534,000)

Total deferred income taxes	$—	$—

        The components of the net income tax benefit for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Benefit for income taxes
Current	$—	$—	$—
Deferred	14,913,000	4,840,000	6,536,000
Valuation allowance	(14,913,000)	(4,840,000)	(6,536,000)

Net income tax benefit	$—	$—	$—

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

10. Income Taxes (Continued)

        A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Income tax benefit at statutory rate	$12,512,000	$3,791,000	$5,451,000
State income taxes	1,980,000	595,000	935,000
Research & development credits	542,000	2,926,000	—
Return to provision adjustments	475,000	(36,000)	(3,000)
Permanent items	(596,000)	(324,000)	(2,000)
Federal benefit of prior year state deferred items	—	(2,112,000)	155,000
Valuation allowance	(14.913,000)	(4,840,000)	(6,536,000)

Net benefit	$—	$—	$—

        The reconciliation of the total gross amounts of unrecognized tax benefits "UTBs" (excluding interest, penalties, and the federal tax benefit of state taxes related to UTBs) for the years ended December 31, 2012, 2011 and 2010, is as follows:

	2012	2011	2010
Balance at beginning of year	$655,000	$—	$—
Additions based on tax positions related to current year	187,000	655,000	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at end of year	$842,000	$655,000	$—

        If all of the UTBs were recognized, it would not impact the Company's effective tax rate because likely corresponding adjustments to deferred tax assets would be offset to recorded valuation allowances.

        The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2012, 2011 and 2010.

11. Selected Quarterly Financial Data (unaudited)

        The following table contains quarterly financial information for 2012 and 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

11. Selected Quarterly Financial Data (unaudited) (Continued)

statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
License income, net	$1,748,000	$16,003,000	$—	$—
Total operating expenses	8,680,000	10,868,000	16,362,000	17,779 ,000
Other income (expense), net	49,000	(629,000)	(24,000)	(257,000)
Net (loss) income	(6,883,000)	4,506,000	(16,386,000)	(18,036,000)
Net (loss) income per share, basic and diluted	$(0.53)	$0.35	$(1.26)	$(1.04)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011
License income, net	$3,058,000	$3,059,000	$3,058,000	$2,622,000
Total operating expenses	4,856,000	4,699,000	4,972,000	8,118,000
Other income (expense), net	94,000	139,000	(405,000)	(132,000)
Net loss	(1,704,000)	(1,501,000)	(2,319,000)	(5,628,000)
Net loss per share, basic and diluted	$(0.17)	$(.15)	$(0.21)	$(0.44)

12. Subsequent Events

        On January 31, 2013 the Company drew down an additional $5,000,000 of available funds under its credit facility and on February 28, 2013, the Company drew the remaining $5,000,000.