Form 10-Q
period 2013-03-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2013-05-13
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 18,384,664.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,625,000	$79,311,000
Restricted cash, current portion	6,624,000	7,657,000
Marketable securities	32,122,000	—
Prepaid expenses and other current assets	961,000	621,000
Total current assets	81,332,000	87,589,000
Property and equipment, net	171,000	275,000
Restricted cash—net of current portion	7,196,000	8,321,000
Other assets	37,000	37,000
Total assets	$88,736,000	$96,222,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,577,000	$2,152,000
Accrued personnel costs	904,000	2,173,000
Accrued costs for services	5,379,000	4,862,000
Accrued interest	42,000	22,000
Note payable, current portion	3,840,000	1,160,000
Deferred development funds, current portion	3,834,000	5,853,000
Total current liabilities	15,576,000	16,222,000
Deferred rent	12,000	9,000
Deferred development funds—net of current portion	7,196,000	8,321,000
Note payable—net of current portion	10,169,000	2,764,000
Total liabilities	32,953,000	27,316,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000,000 shares authorized, 18,349,000 and 18,325,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid in capital	190,223,000	189,212,000
Accumulated other comprehensive loss	(8,000)	—
Accumulated deficit	(134,432,000)	(120,306,000)
Total stockholders’ equity	55,783,000	68,906,000
Total liabilities and stockholders’ equity	$88,736,000	$96,222,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2013	2012
License income	$—	$1,924,000
Sublicense expense	—	176,000
Gross margin	—	1,748,000
Operating expenses:
Research and development	10,034,000	6,488,000
General and administrative	3,725,000	2,192,000
Total operating expenses	13,759,000	8,680,000
Loss from operations	(13,759,000)	(6,932,000)
Interest income	28,000	—
Interest expense	(395,000)	(52,000)
Warrant and other income (expense), net	—	101,000
Net loss	$(14,126,000)	$(6,883,000)
Other comprehensive loss:
Unrealized loss on marketable securities	(8,000)	—
Comprehensive loss	$(14,134,000)	$(6,883,000)
Per share information:
Net loss, basic and diluted	$(0.77)	$(0.53)

Basic and diluted weighted average shares outstanding	18,335,000	12,934,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(14,126,000)	$(6,883,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	94,000	—
Amortization of debt issuance cost	85,000	52,000
Depreciation	139,000	66,000
Revaluation of redeemable convertible preferred stock warrants	—	(101,000)
Stock-based compensation	936,000	356,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(178,000)	(3,900,000)
Restricted cash	2,157,000	2,668,000
Deferred licensor payment	—	176,000
Accounts payable and other accrued liabilities	(1,307,000)	490,000
Deferred revenue	—	(1,924,000)
Deferred development funds	(3,144,000)	(2,912,000)
Deferred rent	3,000	—
Net cash used in operating activities	(15,341,000)	(11,912,000)
Investing activities
Purchases of marketable securities	(32,386,000)	—
Investment in property and equipment	(34,000)	(9,000)
Net cash used in investing activities	(32,420,000)	(9,000)
Financing activities
Borrowings on credit facility	10,000,000	—
Proceeds from common stock option exercises	75,000	—
Net cash provided by financing activities	10,075,000	—
Net decrease in cash and cash equivalents	(37,686,000)	(11,921,000)
Cash and cash equivalents at beginning of period	79,311,000	34,577,000
Cash and cash equivalents at end of period	$41,625,000	$22,656,000
Supplemental disclosures
Issuance of common stock for services rendered	$—	$43,000
Interest expense paid in cash	$291,000	$—

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

March 31, 2013

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

The accompanying financial information for the three months ended March 31, 2013 and 2012 are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2013, our statement of operations and comprehensive loss for the three months ended March 31, 3013 and 2012 and our cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid securities with original final maturities of three months or less from the date of purchase are considered to be cash equivalents.  As of March 31, 2013 and December 31, 2012, cash and cash equivalents were comprised of funds in cash and money market accounts.  From time to time, the Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

Investments with an original maturity of more than 90 days are considered marketable securities.  Marketable securities are stated at fair value as determined by quoted market prices.  The Company has classified the entire investment portfolio as available-for-sale securities.  Accordingly, any unrealized gain or loss on the investments is reported as a component of accumulated other comprehensive loss.  The amortized cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortizations as well as realized gains and losses determined on a specific identification basis are included in interest income or expense.  The entire investment portfolio, except for restricted investments, is considered available for use in current operations and, accordingly, all such investments are considered current assets although the stated maturity of individual investments may be one year or more beyond the balance sheet date.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in interest income or expense.  When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statement of operations for the period.  Accrued interest and dividends are included in interest income.

The Company periodically reviews the available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable.  If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest income.  No impairment was recognized for the three months ended March 31, 2013 and 2012.

Property and Equipment

Property and equipment are recorded at historical cost and consisted of the following:

	March 31, 2013	December 31, 2012
Cameras	$923,000	$923,000
Computer hardware and electronics	182,000	147,000
Furniture and fixtures	227,000	227,000
Software	21,000	21,000
	1,353,000	1,318,000
Less accumulated depreciation	(1,182,000)	(1,043,000)
	$171,000	$275,000

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company had no disposals during the three months ended March 31, 2013 and 2012.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on marketable securities. There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2013 and 2012.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. The fair value of marketable securities and notes payable  are discussed in Note 8, “Fair Value Measurements.”

Recent Accounting Pronouncements

In February 2013, a new accounting standard was issued that requires increased disclosure requirements regarding amounts that are reclassified out of accumulated other comprehensive income. The standard is required to be adopted prospectively beginning on January 1, 2013. Adoption of this standard did not have a material impact on the Company’s financial statements.

3. Marketable Securities

Our marketable securities held as of March 31, 2013 are summarized below:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government agency securities	$3,999,000	$—	$—	$3,999,000
Corporate debt securities:
Financial	23,093,000	3,000	(8,000)	23,088,000
Industrial	3,003,000	1,000	(2,000)	3,002,000
Other	2,035,000	—	(2,000)	2,033,000
Total available-for-sale securities	$32,130,000	$4,000	$(12,000)	$32,122,000

There were no realized gains from the sale of marketable securities during the three months ended March 31, 2013 or 2012.

The maturities of our marketable securities available-for-sale as of March 31, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
Mature in one year or less	$11,554,000	$11,550,000
Mature after one year through two years	20,576,000	20,572,000
	$32,130,000	$32,122,000

4. Bridge Financing

In connection with a Bridge financing in 2006, the Company issued warrants exercisable for approximately 243,000 shares of Series B redeemable convertible preferred stock (“Series B Preferred”) at an exercise price of $7.6055 per share.

Prior to the Company’s initial public offering (“IPO”) in October 2012, the Company classified the warrants as a liability and re-measured the liability to estimated fair value at March 31, 2012 using the Black-Scholes option pricing model under the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 0.17%, and volatility of 68%.

The increase in the fair value of the warrants from issuance through our IPO in October of 2012, totaled $1,205,000 and was recorded in warrant and other income (expense), net, and included income of $86,000 in the statement of operations and comprehensive loss for the three months ended March 31, 2012. Effective immediately prior to the closing of the Company’s IPO in October of 2012, the warrants for convertible preferred stock became warrants for common stock and were reclassified to equity. All but 178 warrants were exercised during 2012, with the remaining warrants being exercised in January 2013, resulting in the net issuance of 153,000 shares of common stock.

5. Note Payable

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

Upon entry into the agreement, the Company issued warrants to purchase 34,000 shares of Series C redeemable convertible preferred stock (“Series C Preferred”) at an exercise price of $13.3530. The estimated fair value of the warrants at issuance of approximately $345,000 was recorded as a deferred financing cost offsetting the note payable liability and is being amortized to interest expense over the expected term of the loan.

Upon extension of the credit facility in December 2011, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $13.9040. The estimated fair value of the warrant at issuance of approximately $1,074,000 was recorded as a deferred financing cost offsetting the note payable liability and is being amortized to interest expense over the expected term of the loan.  As of March 31, 2013 and December 31, 2012, $15,000,000 and $5,000,000 respectively had been drawn.  There is no further borrowing capacity under this facility as of March 31, 2013.

Effective immediately prior to the closing of the Company’s IPO, the warrants for convertible preferred stock became warrants for common stock and were reclassified to equity.  Prior to the IPO, the Company had classified the warrants as a liability and re-measured the liability to estimated fair value using the Black-Scholes option pricing model. Assumptions used to revalue the Series C Preferred warrants at March 31, 2012 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 2.02% and volatility of 77%, respectively. Assumptions used to revalue the Series D Preferred warrants at March 31, 2012 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 2.18% and volatility of 80%.

The increase in the fair value of the Series C Preferred warrants from issuance in March 2011 through the IPO in October of 2012, totaled $55,000 and was recorded in warrant and other income (expense), net, in the statement of operations and comprehensive loss, and included income of $8,000 for the three months ended March 31, 2012. The decrease in value of the Series D Preferred warrants from issuance in December 2011 through the IPO in October of 2012 totaled $18,000 and was recorded in warrant and other income (expense), net, in the statement of operations and comprehensive loss, including income of $7,000 for the three months ended March 31, 2012.

All warrants were exercised on a cashless basis in December of 2012 resulting in the net issuance of 49,000 shares of common stock and no warrants are outstanding as of March 31, 2013.

Included in interest expense for the three months ended March 31, 2013 and 2012 was amortization of debt issuance costs of $85,000 and $52,000, respectively, and interest expense of $310,000 related to the note payable for the three months ended March 31, 2013.  No interest expense was recorded for the three months ended March 31, 2012 as no amounts had yet been drawn under the credit facility.  The balance of accrued interest expense at March 31, 2013 was $42,000. The remaining unamortized debt issuance cost at March 31, 2013 was $991,000.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

	March 31, 2013	December 31, 2012
Common stock options outstanding	2,338,000	1,956,000
Common stock options available for grant	764,000	438,000
Total common shares reserved for future issuance	3,102,000	2,394,000

Stock Options

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Award Plan (“the Plan”), which became effective upon completion of our IPO.  The Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The Plan is the successor to the Amended and Restated 2004 Stock Plan.  Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.  As of March 31, 2013 and December 31, 2012, a total of 3,224,000 and 2,491,000 shares, respectively were authorized for grant under the Plan.

Stock options may be granted with exercise prices not less than the fair market value of the Company’s common stock. Incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock are exercisable up to five years from the date of grant. The Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Plan expire no later than ten years from the date of grant. Options granted to employees under the Plan vest over periods determined by the board of directors, generally over a period of one to four years. The Company has granted certain performance-based incentive stock option awards that vest based on the achievement of certain predetermined milestones. Prior to our IPO, the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation. Since our IPO, the fair market value of our common stock is the closing share price as reported on the NASDAQ Global Select Market on the date of grant. The fair market value of the Company’s common stock was $24.36 and $30.34 at March 31, 2013 and December 31, 2012, respectively.

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

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three months ended March 31, 2013 and 2012, the Company applied forfeiture rates based on the Company’s historical forfeitures.

Total compensation cost recorded in the statements of operations and comprehensive loss, which includes stock-based compensation expense and the value of stock and options issued to nonemployees for services are allocated as follows:

	Three Months Ended March 31,
	2013	2012
Research and development	$506,000	$156,000
General and administrative	430,000	200,000
	$936,000	$356,000

As of March 31, 2013, there was $10,007,000 of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 2.61 years. For stock option awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2012	1,956,000	$5.86
Granted	490,000	26.56
Exercised	(24,000)	3.09
Cancelled	(84,000)	15.52
Outstanding at March 31, 2013	2,338,000	$9.88

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

Bayer

In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provides Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer’s affiliate, Intendis GmbH. These agreements are referred to jointly as the collaboration arrangement with Bayer, and Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid the Company an upfront license fee of approximately $21,319,000 and approximately $22,247,000 for research and development to fund a portion of Bayer’s European Phase III clinical trials. The Company is eligible to receive up to approximately $297,000,000 for certain development, manufacturing, regulatory and commercialization contingent payments upon the achievement by Bayer of specified events under our collaborative arrangement, as well as escalating royalties from the mid- to high-teens on Bayer’s net product sales of ATX-101. The first contingent event-based payment of $15,800,000 was received on May 31, 2012, triggered by the completion of Bayer’s European Phase III clinical trials for ATX-101, the receipt of two consecutive validated manufacturing lots and Bayer’s subsequent decision to pursue continued development and seek regulatory approval of ATX-101. This amount was recorded as revenue upon receipt as all revenue recognition criteria had been met. At this time, Bayer also elected to pursue additional research and development activities related to ATX-101, which are distinct from the original development activities, and subsequently funded $17,400,000 for these additional Bayer development activities. This payment was recorded as restricted cash and deferred development funds and will be recognized as an offset to development expense as the restricted cash is utilized to fund Bayer’s development activities. License fees received in connection with the entry into the collaboration agreement of $21,319,000 were deferred and recognized on a straight-line basis over the period of substantial involvement in collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer. These activities were completed as of May 31, 2012.

Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and are recognized as an offset to research and development expenses as the restricted cash is utilized to fund development activities. Restricted cash and deferred development funds were presented as current and long-term on the condensed balance sheets and are based on the Company’s estimate of amounts that will be spent to fund development activities within the next 12 months. Amounts recognized as offsets to research and development expense were $3,095,000, and $3,059,000 for the three months ended March 31, 2013 and 2012, respectively.

The next contingent event-based payment is $39,600,00 and is subject to Bayer achieving regulatory approval of ATX-101 in the first of any major European country, which is defined as Germany, United Kingdom, France, Spain or Italy.  In addition, the Company is eligible to receive further payments upon the first commercial sales in two defined territories outside of the European Union (“EU”), if approved in those territories.  The remaining contingent event payments are based on achieving certain net sales targets in Bayer’s territory in a calendar year.

Los Angeles Biomedical Research Institute

In August 2005, the Company entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which it obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to the use of the active ingredient in ATX-101. The exclusive license requires the Company to pay LA Biomed a milestone payment of $500,000 upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to a total of $5,000,000, 50% of which the Company may elect to satisfy through the issuance of capital stock. Additionally, upon commercialization of a licensed product or service, the Company is obligated to pay low- to mid- single digit royalties on net product sales of ATX-101 by it and Bayer. In August 2010, due to the receipt of the upfront license fee from Bayer, the Company incurred non-royalty sublicense fees of $1,950,000, which was deferred and was recognized as sublicense fee expense on a straight-line basis over the same period as the license income. During 2010, the Company made payments of cash and stock to LA Biomed totaling $390,000 related to the non-royalty sublicense fee incurred. The remainder of $1,560,000 was paid upon our IPO in 50% cash and 50% stock.

Additionally, due to the receipt of the contingent event-based payment of $15,800,000 payable from Bayer on May 31, 2012, the Company incurred an additional non-royalty sublicense fee of $1,580,000 payable to LA Biomed, which was paid in 50% cash and 50% stock.

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

At March 31, 2013 and December 31, 2012, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The Company had no assets or liabilities classified as Level 3. There were no material re-measurements to fair value during the three months ended March 31, 2013 and 2012 of financial assets and liabilities that are not measured at fair value on a recurring basis.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Fair Value Measurement at March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Assets
Cash equivalents	$38,961,000	$—	$—	$38,961,000
U.S. government agency securities	—	3,999,000	—	3,999,000
Corporate debt securities	—	28,123,000	—	$28,123,000
Total	$38,961,000	$32,122,000	$—	$71,083,000

	Fair Value Measurement at December 31, 2012 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Cash equivalents	$71,316,000	$—	$—	$71,316,000
Total	$71,316,000	$—	$—	$71,316,000

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts.  Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates their fair value.

9. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At March 31, 2013 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of March 31, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2013 and 2012. The tax years 2005 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10. Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of warrants to purchase common stock and options. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share for the three months ended March 31, 2013 and 2012.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2013	2012
Warrants outstanding	—	365,000
Stock options outstanding	2,338,000	1,804,000
	2,338,000	2,169,000

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have never been profitable and, as of March 31, 2013, we had an accumulated deficit of $134.4 million. We incurred net losses of approximately $6.9 million and $14.1 million for the three months ended March 31, 2012 and 2013, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

We expect to release topline results from our U.S. and Canadian Phase III clinical trials late in the third quarter or early in the fourth quarter of 2013.  In accordance with the trial’s protocol, the primary efficacy endpoint is taken 12 weeks after last treatment. There is also a protocol-specified follow-up safety visit, which is an additional 12 weeks after the primary efficacy endpoint. The Prescription Drug User Fee Act, known as PDUFA V, became effective October 2012, and the FDA has provided guidance on what constitutes a complete NDA under PDUFA V. Based on the FDA guidance, we will now unblind the trial results after the final follow-up safety visit instead of after the primary efficacy endpoint, as previously planned.  As a result of this change, we will submit complete study reports that include the efficacy data and all follow-up safety data as part of a planned NDA filing for ATX-101.

Financial Overview

Revenue

To date, all of our revenue has been derived from license fees we have received pursuant to our collaboration arrangement with Bayer. We have not generated any revenue from product sales.

In the future, if ATX-101 is approved for commercial sale in the United States and Canada, we may generate revenue from product sales. Pursuant to our license agreement with Bayer, we may generate additional revenue from a combination of payments of up to approximately $297.0 million contingent upon Bayer’s achievement of specified regulatory and commercialization milestones and tiered escalating royalties in the mid- to high-teens on Bayer’s sales of ATX-101. In May 2012, we received a $15.8 payment from Bayer triggered by Bayer’s decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement. We expect that any revenue we generate from our license agreement will fluctuate from quarter to quarter as a result of the uncertain timing and amount of license fees, milestone payments, royalties and other payments.

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

Research and Development Expenses

Major components of our research and development costs are personnel costs, including cash compensation and stock-based compensation expense, pre-clinical studies, clinical trials and related clinical manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In the three months ended March 31, 2012 and 2013 we spent $6.5 million and $10.0 million, respectively, on research and development expenses. Since inception through March 31, 2013, we have spent approximately $83.2 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses will decrease as we complete our Phase III clinical development of ATX-101 in the United States and Canada.

General and Administrative Expenses

Our general and administrative costs primarily consist of personnel costs, including cash compensation and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the three months ended March 31, 2012 and 2013 our general and administrative expenses totaled approximately $2.2 million and $3.7 million, respectively. We expect our general and administrative costs will rise as we increase our headcount and expand our  staffing and activities to support our operations as a public company and as we prepare for a potential commercial launch of ATX-101. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

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

The next contingent event-based payment is $39.6 million and is subject to Bayer achieving regulatory approval of ATX-101 in the first of any major European country, which is defined as Germany, United Kingdom, France, Spain or Italy.  In addition, the Company is eligible to receive further payments upon the first commercial sales in two defined territories outside of the EU, if approved in those territories.  The remaining contingent event payments are based on achieving certain net sales targets in Bayer’s territory in a calendar year.  Bayer expects to file a Marketing Authorization Application in 2013.

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

Collaboration Development Funds

Additionally, we have received approximately $39.6 million to fund certain further global development activities of ATX-101, which were recorded as restricted cash and deferred development funds and are an offset to research and development expenses as the restricted cash is utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $3.1 million and $3.1 million for the three months ended March 31, 2012 and 2013, respectively.

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

In August 2010, due to the receipt of the license fee income from Bayer, we incurred non-royalty sublicense fees of $2.0 million, which was deferred and is being recorded as sublicense expense on a straight-line basis over the same period as the license income recorded. During 2010, we made payments to LA Biomed in cash and stock totaling $0.4 million related to the non-royalty sublicense fee incurred and the remaining $1.6 million was paid upon our IPO in 50% cash and 50% stock. Due to the receipt of the $15.8 million contingent event-based payment from Bayer in May 2012, we incurred an additional non-royalty sublicense fee of $1.6 million due to LA Biomed which was paid in 50% cash and 50% stock.

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

There have been no significant changes in critical accounting policies during the three months ended March 31, 2013, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2013 (unaudited)

	Three Months Ended March 31,		Change
	2012	2013	$	%
	(unaudited)
	(in thousands, except percentages)
License income	$1,924	$—	$(1,924)	(100)%
Sublicense expense	176	—	(176)	(100)
Gross margin	1,748	—	(1,748)	(100)
Operating expenses:
Research and development	6,488	10,034	3,546	55
General and administrative	2,192	3,725	1,533	70
Total operating expenses	8,680	13,759	5,079	59
Loss from operations	(6,932)	(13,759)	(6,827)	98
Interest income	—	28	28	100
Interest expense	(52)	(395)	(343)	660
Warrant and other income (expense), net	101	—	(101)	(100)
Net loss	$(6,883)	$(14,126)	$(7,243)	105%

License income.  License income in the quarter ended March 31, 2012 represents the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was fully amortized by May 31, 2012.

Sublicense expense.  Sublicense expense in the quarter ended March 31, 2012 represents the amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to our license agreement with Bayer, and was recognized on a straight-line basis over the same period that the license income was recorded and was fully amortized by May 31, 2012.

Research and development expenses.  Research and development expenses increased $3.5 million, or 55%, from $6.5 million for the three months ended March 31, 2012 to $10.0 million for the three months ended March 31, 2013. The increase is primarily attributable to an increase in headcount and related personnel costs of $1.1 million, which includes an increase in stock compensation expense of $0.2 million, and an increase in consulting costs of $1.7 million due to an increase in research and development activities in connection with our U.S. Phase III clinical trials, the FDA approval process and commercial drug supply preparations.  Also contributing is an increase in clinical trial costs of $0.9 million mainly attributable to our U.S. Phase III clinical trials. These increased costs are offset by a decrease in manufacturing costs of $0.4 million due to the timing of activities associated with the build up of clinical supply associated with our US Phase III clinical trials, which began during the first quarter of 2012, as well as commercial process validation work in connection with a new filing process in Europe during the first quarter of 2012.

General and administrative expenses.  General and administrative expenses increased by $1.5 million, or 70%, from $2.2 million for the three months ended March 31, 2012 to $3.7 million for the three months ended March 31, 2013. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $0.7 million, which includes an increase in stock compensation expense of $0.3 million, increased accounting, legal, director fees and insurance costs of $0.5 million as a result of being a public company and increased costs associated with brand development and market research of $0.3 million.

Interest income.  Interest income for the three months ended March 31, 2013 represents interest earned on marketable securities purchased during the first quarter of 2013 offset by the amortization of premiums paid on the securities.

Interest expense.  Interest expense increased by $.3 million from $52,000 for the three months ended March 31, 2012 to $.4 million for the three months ended March 31, 2013.  The increase is due to the interest expense related to the outstanding balance of the note payable.

Warrant and other income (expense), net.  Warrant and other income (expense), net, of $0.1 million for the three months ended March 31, 2012 relates to the fair value of the warrants due to revaluation.  All warrants were exercised on a cashless basis in December of 2012 and no warrants are outstanding as of March 31, 2013.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $6.9 million and $14.1 million, and used $11.9 million and $15.3 million of cash flows for our operating activities for the three months ended March 31, 2012 and 2013, respectively. At March 31, 2013 we had an accumulated deficit of $134.4 million.

As of March 31, 2013, we had working capital of $65.8 million. We have principally financed our operations through sales and issuances of our equity securities, including our initial public offering in October 2012, as well as private placements of redeemable convertible preferred stock and convertible debt, and amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate, ATX-101.

At March 31, 2013, we had capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $87.6 million, of which $13.8 million was restricted. Additionally, we have drawn $15.0 million under our credit facility and have no further borrowing capacity under our existing credit facility. Our funds are currently invested in money market funds, U.S. government agency securities, corporate debt securities and FDIC insured demand deposit accounts. Restricted cash was received in accordance with our collaboration arrangement with Bayer in order to fund continued development of ATX-101 under the terms of our collaboration agreement.

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

The next contingent event-based payment is $39.6 million and is subject to Bayer achieving regulatory approval of ATX-101 in the first of any major European country, which is defined as Germany, United Kingdom, France, Spain or Italy.  In addition, the Company is eligible to receive further payments upon the first commercial sales in two defined territories outside of the EU, if approved in those territories.  The remaining contingent event payments are based on achieving certain net sales targets in Bayer’s territory in a calendar year.

We expect our cash expenditures to be similar in the near term as we finalize our U.S. and Canadian Phase III clinical trials of our product candidate, ATX-101, and increase our general and administrative costs as we incur significant audit, legal, and other expenses that we did not incur as a private company. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months.  However, we may need to raise substantial additional financing in the future to fund our operations, in particular, in preparation for commercial launch of ATX-101, if approved. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the achievement of milestones and receipt from Bayer of milestone payments and royalties, if ATX-101 is approved for commercial use in Bayer’s licensed territories, are not assured. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Note Payable

On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P., which we refer to as our credit facility, providing access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. As of March 31, 2013 and December 31, 2012, we had drawn $15.0 million and $5.0 million, respectively, and no longer have any further borrowing capacity under the credit facility.  The credit facility includes various covenants, and we were in compliance with all covenants.

For each drawdown, we will make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5%, and a final payment of 6% of the amount drawn. The debt is secured by all of our assets, except for intellectual property, which is subject to a negative pledge agreement. In accordance with the terms of the credit facility, we issued to Lighthouse warrants to purchase 33,700 shares of our Series C redeemable convertible preferred stock at a price per share of $13.3530 and 86,306 shares of our Series D redeemable convertible preferred stock at a price per share of $13.9040.

All of the warrants issued to Lighthouse converted to warrants to purchase 120,006 shares of common stock in connection with our initial public offering and were subsequently net exercised on a cashless basis for 49,435 shares of common stock in December of 2012.

Summary Statements of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2012 and 2013.

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Net cash (used in) provided by
Operating activities	$(11,912)	$(15,341)
Investing activities	(9)	(32,420)
Financing activities	—	10,075
Net decrease in cash and cash equivalents	$(11,921)	$(37,686)

Net cash used in operating activities.  Net cash used in operating activities was $15.3 million for the three months ended March 31, 2013 and consisted primarily of a net loss of $14.1 million and stock based compensation of $0.9 million. The significant items in the change in operating assets and liabilities include a decrease in deferred development funds of $3.1 million and a decrease in accounts payable and other accrued liabilities of $1.3 million offset by a decrease in restricted cash of $2.2 million. The decrease in the deferred development funds and restricted cash is due to the continuing performance of our obligations under our collaboration agreement with Bayer.

Net cash used in operating activities was $11.9 million for the three months ended March 31, 2012 and consisted primarily of a net loss of $6.9 million and stock based compensation expense of $0.4 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $1.9 million, a decrease in deferred development funds of $2.9 million and an increase in prepaid expenses and other current assets of $3.9 million, offset by a decrease in restricted cash of $2.7 million. The decrease in deferred revenue is due to the recognition of a portion of the upfront license payment received as part of our license agreement with Bayer. The decrease in the deferred development funds and restricted cash is due to the continuing performance of our obligations under the collaboration agreement with Bayer.  The increase in prepaid expenses and other current assets is due to prepaid clinical trial costs associated with the initiation of our U.S. and Canadian Phase III clinical trials.

Net cash used in investing activities.  Net cash used in investing activities for the three months ended March 31, 2012 and 2013 was $9,000 and $32.4 million, respectively. These amounts represent purchases of marketable securities of $32.4 million for the three months ended March 31, 2013 and purchases of fixed assets for the three months ended March 31, 2012 and 2013.

Net cash provided by financing activities.  Net cash provided by financing activities was $10.1 million for the three months ended March 31, 2013, and was primarily due to the draw of $10.0 million from the credit facility.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, except stock options.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations. Due to the fixed interest rate of our credit facility, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates.

Cash and Cash Equivalents, Marketable Securities and Restricted Cash

As of March 31, 2013, we had cash and cash equivalents, marketable securities and restricted cash of $87.6 million, of which $13.8 million is restricted. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At March 31, 2013, our cash and cash equivalents and marketable securities were comprised of funds in cash, money market accounts, U.S. government agency securities and highly rated, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, which is currently in Phase III clinical development. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2012 and the three months ended March 31, 2013 was approximately $36.8 million and $14.1 million, respectively. As of March 31, 2013, we had an accumulated deficit of $134.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

•  the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of ATX-101or any future product candidates, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP regulations;

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

•  our inability to demonstrate that the clinical and other benefits of ATX-101 outweigh any safety or other perceived risks;

•  the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•  the FDA’s or the applicable foreign regulatory agency’s non-approval of ATX-101’s chemistry, manufacturing or controls;

•  the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers and testing labs with whom we or Bayer contract; or

•  the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our regulatory filings insufficient for approval.

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

•  the effectiveness of our and Bayer’s sales and marketing efforts; and

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. In particular, we have now completed enrollment for our U.S. Phase III clinical program for ATX-101, which will require substantial funds to complete. As of March 31, 2013, we had working capital of $65.8 million and capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $87.6 million, of which $13.8 million was restricted. We have drawn down the full $15.0 million available under our credit facility and no longer have any established future borrowing capacity. We believe that we will continue to expend substantial resources for the foreseeable future for the completion of clinical development and regulatory preparedness of ATX-101, preparing for NDA filing, preparations for a commercial launch of ATX-101, if approved, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 and any future product candidates.

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

If we experience delays in the completion of, or terminate, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of a product candidate.

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

The aesthetic product market, and the facial aesthetics market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We and Bayer are seeking regulatory approval of ATX-101 for the reduction in submental fat. A substantial portion of our target physician market is comprised of plastic surgeons and some dermatologists who utilize liposuction and other procedures for fat reduction. Such physicians may find it more advantageous to utilize these surgical and non-surgical procedures to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101.We anticipate that ATX-101, if approved, may, for some patients, compete for a share of their discretionary budget with other facial aesthetic products, including injectable botulinum toxins and dermal fillers, as well as share of mind within the physician’s office for improving facial aesthetics. In addition, we expect that ATX-101, if approved, will compete with new and existing therapies for the treatment of localized fat, including, liposuction and other procedures, as well as other technologies aimed at fat reduction, including laser energy-based and ultrasound energy-based products. We believe that some of these products have been or may be marketed and used for the reduction of submental fat even though they have not been approved for that purpose.

If approved, ATX-101 may also compete with unapproved and off-label fat reduction treatments. For example, we are aware that there are entities such as compounding pharmacies and device manufacturers that have manufactured quantities of deoxycholic acid-based formulations, which have been sold as fat reduction treatments without drug approval from the FDA or other foreign governmental regulatory body equivalents. In order to compete successfully in the aesthetics market, we will have to demonstrate that the reduction of submental fat with ATX-101 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies for the reduction of submental fat. There may be other drug or device products currently under development or initiating development for the treatment of submental fat which we are not currently aware of, but upon approval would compete directly with ATX-101.

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

We, our contract manufacturers and Bayer continue to characterize and improve manufacturing processes, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes. For example, as we transitioned to our commercial scale fill/finish supplier, we encountered an issue with respect to the compatibility of ATX-101 with certain types of glass vials, which required identification of compatible vials, manufacturing processes, and storage conditions for ATX-101. Depending on the extent of any difficulties encountered, a similar problem in the future could lead to an interruption in clinical or commercial supply.

We are an exclusive supplier of synthetic deoxycholate drug substance to Bayer. Our failure to provide drug substance supply could have an adverse effect on supply of clinical and/or finished drug in both our and Bayer’s commercial territories, and, as a result, on our operating results. Similarly, failure of drug product supply by either us or Bayer could have an adverse effect on our operating results.

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have entered into an exclusive agreement with Pfizer, Inc., or Pfizer, for the supply of a key raw material to manufacture synthetic deoxycholate. We currently obtain our supply of synthetic deoxycholate from Albany Molecular Research, Inc.(“AMRI”) and have recently entered into a development and long term supply agreement with Cambridge Major Laboratories, Inc. (“CML”). We currently have a long-term agreement with Hospira, Inc., our fill/finish supplier; however, we do not have an alternative fill/finish supplier at this time. These agreements, if any, cannot however guarantee that a contract manufacturer or supplier will provide services adequate for our needs. If a contract manufacturer/supplier becomes financially distressed or insolvent, or decides to discontinue manufacturing supply for us beyond the term of the existing agreement, if any, this would result in substantial management time and expense to identify and qualify alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

Our reliance on contract manufacturers further exposes us to the possibility that they, or third parties with access to their facilities, can have access to and may misappropriate our trade secrets or other proprietary information.

We currently rely on several single source contract manufacturing and testing labs. Failure of these vendors to supply or otherwise perform adequately can materially and adversely affect our business.

There are a limited number of suppliers for manufacture, testing and distribution of ATX-101, and we do not have direct control over our contract manufacturers.  Nor do we have direct control over the processes or timing for  the acquisition of the raw materials necessary to manufacture, test or distribute our product candidates, yet the availability and quality of these raw materials can have an impact on  the supply of drug substance, drug product, and finished drug product.  We work closely with our contract manufacturers and testing labs to enable timely delivery of required drug substance and drug product, but these efforts may be insufficient and we may experience delays or our contract manufacturers and testing labs may be unable provide adequate drug substance or drug product. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the study, a delay in providing the drug supply required could delay completion of a clinical trial and could result in delays to the clinical program, regulatory approval , and the generation of revenue.  We currently have ATX-101 manufactured in quantities sufficient to meet the needs of our ongoing clinical trials.

We rely on third parties such as Pfizer, the supplier of a key raw  material for manufacture of the regulatory starting material, Sai Life Science, Inc. the supplier of our regulatory starting material,  AMRI and CML, the suppliers of the drug substance, synthetic deoxycholate, and Hospira, the supplier of drug product, at key stages in our ATX-101supply chain. To manufacture, test and distribute ATX-101 in the quantities that we believe will be required to meet anticipated market demand, our third-party manufacturers may need to increase capacity, which could involve significant challenges and will require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

If there is a disruption to our or our third-party manufacturers’ or suppliers’ relevant operations, we will have no other means of producing ATX-101 until the affected facilities are restored or we or they procure and qualify alternative facilities. Additionally, any damage to or destruction of our or our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture ATX-101 on a timely basis.

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

We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount, quality or timing of resources that they devote to our programs. For example, following the completion of a Phase I pharmacokinetic study of ATX-101, we discovered that the CRO utilized an incorrect isomer in a testing assay, which resulted in erroneous initial trial results. As a result, we were required to complete a new Phase I pharmacokinetic study of ATX-101. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, Good Clinical Practice or GCP for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, become insolvent or undergo restructuring, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

We currently do not have a sales organization. In order to commercialize ATX-101 in the United States and Canada, we must build our marketing, sales, distribution, management and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If ATX-101 receives regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive, require substantial additional capital and be time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize ATX-101. If we are not successful in commercializing ATX-101 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2013, we had 53 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•manage our clinical trials effectively;

•identify, recruit, retain, incentivize and integrate additional employees;

•manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In particular, beginning with our annual report for the year ending December 31, 2013, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, as well as reduced reporting disclosure on executive compensation including no non-binding advisory votes on executive compensation. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in October 2012, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, although ATX-101 contains synthetic deoxycholate, the most common form of deoxycholate is a naturally occurring substance (as are certain other aesthetic pharmaceuticals, including botulinum toxin), and is therefore not eligible for composition-of-matter patent protection in certain jurisdictions, including the United States. To the extent that naturally-occurring deoxycholate products do not infringe claims in our method-of-use, formulation or other patents and patent applications, competitors may be able to offer and sell such products and compete with ATX-101. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to ATX-101 or any future product candidates is challenged, then it could threaten our ability to commercialize ATX-101 or any future product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market ATX-101 or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third-party, or instituted by the U.S. PTO, to determine who was first to invent any of the subject matter covered by the patent claims of our applications.

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

From October 11, 2012, the first day of trading of our common stock, to March 31, 2013, our stock has had low and high closing sales prices in the range of $19.05 to $30.83 per share. The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•  announcements from Bayer related to our ongoing collaboration for ATX-101, including announcements regarding its intentions to commercialize ATX-101 outside the United States and Canada, the timing of its regulatory filings or submissions for ATX-101 or its decision to terminate our collaboration arrangement and cease development and commercialization of ATX-101;

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

As of April 15, 2013, our executive officers, directors and their respective affiliates owned approximately 33.2% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of April 15, 2013, we have a total of 18,372,185 shares of common stock outstanding.  In addition, as of April 15, 2013, 3,084,531 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1, 2013 through March 31, 2013, we sold and issued the following unregistered securities:

1.              In January 2013, we issued an aggregate of 122 shares of common stock upon exercise of a warrant to purchase common stock.

No underwriters were involved in the foregoing sale of securities. This issuance was undertaken in reliance upon the exemption from registration requirements of the Securities Act of 1933, as amended. The recipient of these shares of common stock represented their intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the applicable agreements issued in this transaction. The recipient had adequate access, through their relationships with us, to information about us.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2013

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
10.1	Employment agreement, dated March 23, 2013, by and between Frederick Beddingfield, III, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	10-K	3/26/2013	10.18
10.2	Separation Agreement and Release, dated March 27, 2013, by and between Patricia Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	8-K	4/2/2013	10.1
10.3	Senior Advisor to the Board of Directors Agreement, effective March 28, 2013, by and between Patricia Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	8-K	4/2/2013	10.2
10.4	Commercial Development and Supply Agreement by and between KYTHERA Biopharmaceuticals, Inc. and Cambridge Major Laboratories, Inc. †				X
10.5	Fourth Amendment, dated March 28, 2013, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and Kythera Biopharmaceuticals, Inc.				X
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or				X

Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	X
32.1

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**

X
101.INS***	XBRL Instance Document	X
101.SCH***	XBRL Taxonomy Extension Schema Document	X
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	X

†                      Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.

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

KYTHERA BIOPHARMACEUTICALS, INC.

May 13, 2013	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)