Form 10-Q
period 2013-06-30
KYTHERA BIOPHARMACEUTICALS INC
filed 2013-08-06
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 15, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 18,641,312.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,586,000	$79,311,000
Restricted cash, current portion	11,133,000	7,657,000
Marketable securities	31,956,000	—
Prepaid expenses and other current assets	521,000	621,000
Total current assets	76,196,000	87,589,000
Property and equipment, net	150,000	275,000
Restricted cash—net of current portion	—	8,321,000
Other assets	37,000	37,000
Total assets	$76,383,000	$96,222,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,745,000	$2,152,000
Accrued personnel costs	1,652,000	2,173,000
Accrued costs for services	4,288,000	4,862,000
Accrued interest	120,000	22,000
Note payable, current portion	4,836,000	1,160,000
Deferred development funds, current portion	9,063,000	5,853,000
Total current liabilities	21,704,000	16,222,000
Deferred rent	11,000	9,000
Deferred development funds—net of current portion	—	8,321,000
Note payable—net of current portion	8,804,000	2,764,000
Total liabilities	30,519,000	27,316,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000,000 shares authorized, 18,625,000 and 18,325,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid in capital	192,585,000	189,212,000
Accumulated other comprehensive loss	(31,000)	—
Accumulated deficit	(146,690,000)	(120,306,000)
Total stockholders’ equity	45,864,000	68,906,000
Total liabilities and stockholders’ equity	$76,383,000	$96,222,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

License income	$—	$17,763,000	$—	$19,687,000
Sublicense expense	—	1,760,000	—	1,936,000
Gross margin	—	16,003,000	—	17,751,000
Operating expenses:
Research and development	7,767,000	8,399,000	17,801,000	14,884,000
General and administrative	3,973,000	2,469,000	7,698,000	4,661,000
Total operating expenses	11,740,000	10,868,000	25,499,000	19,545,000
(Loss) income from operations	(11,740,000)	5,135,000	(25,499,000)	(1,794,000)
Interest income	35,000	—	63,000	—
Interest expense	(553,000)	(52,000)	(948,000)	(104,000)
Warrant and other income (expense), net	—	(577,000)	—	(476,000)
Net (loss) income	$(12,258,000)	$4,506,000	$(26,384,000)	$(2,374,000)
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(23,000)	—	(31,000)	—
Comprehensive (loss) income	$(12,281,000)	$4,506,000	$(26,415,000)	$(2,374,000)
Per share information:
Net (loss) income, basic and diluted	$(0.67)	$0.35	$(1.44)	$(0.18)

Basic and diluted weighted average shares outstanding	18,423,000	12,955,000	18,379,000	12,945,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(26,384,000)	$(2,374,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	237,000	—
Amortization of debt issuance cost	170,000	104,000
Depreciation	167,000	252,000
Revaluation of redeemable convertible preferred stock warrants	—	476,000
Stock-based compensation	2,732,000	809,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	262,000	(3,595,000)
Restricted cash	4,845,000	(11,413,000)
Deferred licensor payment	—	352,000
Other assets	—	(6,000)
Accounts payable and other accrued liabilities	(1,404,000)	(1,384,000)
Deferred revenue	—	(3,847,000)
Deferred development funds	(5,111,000)	12,329,000
Deferred long term payable to licensor	—	1,268,000
Deferred rent	2,000	1,000
Net cash used in operating activities	(24,484,000)	(7,028,000)
Investing activities
Purchases of marketable securities	(32,386,000)	—
Investment in property and equipment	(42,000)	(131,000)
Net cash used in investing activities	(32,428,000)	(131,000)
Financing activities
Proceeds from common stock option exercises	641,000	48,000
Borrowings on credit facility	10,000,000	—
Repayment on credit facility	(454,000)	—
Net cash provided by financing activities	10,187,000	48,000
Net decrease in cash and cash equivalents	(46,725,000)	(7,111,000)
Cash and cash equivalents at beginning of period	79,311,000	34,577,000
Cash and cash equivalents at end of period	$32,586,000	$27,466,000
Supplemental disclosures
Issuance of common stock for services rendered	$101,000	$43,000
Interest expense paid in cash	$681,000	$—

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

June 30, 2013

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 and in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2013 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

The accompanying financial information for the three and six months ended June 30, 2013 and 2012 are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our statement of financial position as of June 30, 2013, our statement of operations and comprehensive loss for the three and six months ended June 30, 3013 and 2012 and our cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid securities with original final maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of June 30, 2013 and December 31, 2012, cash and cash equivalents were comprised of funds in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

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

The Company periodically reviews the available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest income. No impairment was recognized for the three and six months ended June 30, 2013 and 2012.

Property and Equipment

Property and equipment are recorded at historical cost and consisted of the following:

	June 30, 2013	December 31, 2012
Cameras	$923,000	$923,000
Computer hardware and electronics	182,000	147,000
Furniture and fixtures	234,000	227,000
Software	21,000	21,000
	1,360,000	1,318,000
Less accumulated depreciation	(1,210,000)	(1,043,000)
	$150,000	$275,000

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company had no disposals during the six months ended June 30, 2013 and 2012.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income or loss. The only component of other comprehensive income or loss is unrealized gains and losses on marketable securities. There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2013 and 2012.

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

3. Marketable Securities

Our marketable securities held as of June 30, 2013 are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$3,999,000	$—	$(3,000)	$3,996,000
Corporate debt securities:
Financial	21,944,000	—	(21,000)	21,923,000
Industrial	4,017,000	—	(4,000)	4,013,000
Other	2,027,000	—	(3,000)	2,024,000
Total available-for-sale securities	$31,987,000	$—	$(31,000)	$31,956,000

There were no realized gains or losses from the sale of marketable securities during the three and six months ended June 30, 2013 or 2012.

The maturities of our marketable securities available-for-sale as of June 30, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
Mature in one year or less	$21,749,000	$21,734,000
Mature after one year through two years	10,238,000	10,222,000
	$31,987,000	$31,956,000

4. Bridge Financing

In connection with a Bridge financing in 2006, the Company issued warrants exercisable for approximately 243,000 shares of Series B redeemable convertible preferred stock (“Series B Preferred”) at an exercise price of $7.6055 per share.

Prior to the Company’s initial public offering (“IPO”) in October 2012, the Company classified the warrants as a liability and re-measured the liability to estimated fair value at June 30, 2012 using the Black-Scholes option pricing model under the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 0.17%, and volatility of 58%.

The increase in the fair value of the warrants from issuance through our IPO in October of 2012, totaled $1,205,000 and was recorded in warrant and other income (expense), net, and included $467,000 and $381,000 of interest expense in the statement of operations and comprehensive loss for the three and six months ended June 30, 2012, respectively. Effective immediately prior to the closing of the Company’s IPO in October of 2012, the warrants for convertible preferred stock became warrants for common stock and were reclassified to equity. All but 178 warrants were exercised during 2012, with the remaining warrants being exercised in January 2013, resulting in the net issuance of 153,000 shares of common stock.

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

Upon extension of the credit facility in December 2011, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $13.9040. The estimated fair value of the warrant at issuance of approximately $1,074,000 was recorded as a deferred financing cost offsetting the note payable liability and is being amortized to interest expense over the expected term of the loan. As of June 30, 2013 and December 31, 2012, $15,000,000 and $5,000,000 respectively had been drawn. There is no further borrowing capacity under this facility as of June 30, 2013.

Effective immediately prior to the closing of the Company’s IPO, the warrants for convertible preferred stock became warrants for common stock and were reclassified to stockholders’ equity. Prior to the IPO, the Company had classified the warrants as a liability and re-measured the liability to estimated fair value using the Black-Scholes option pricing model. Assumptions used to revalue the Series C Preferred warrants at June 30, 2012 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.43% and volatility of 76%. Assumptions used to revalue the Series D Preferred warrants at June 30, 2012 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.58% and volatility of 77%.

The increase in the fair value of the Series C Preferred warrants from issuance in March 2011 through the IPO in October of 2012, totaled $55,000 and was recorded in warrant and other income (expense), net, in the statement of operations and comprehensive loss, and included expense of $105,000 and $97,000 for the three and six months ended June 30, 2012. The decrease in value of the Series D Preferred warrants from issuance in December 2011 through the IPO in October of 2012 totaled $18,000 and was recorded in warrant and other income (expense), net, in the statement of operations and comprehensive loss, including expense of $5,000 and income of $2,000 for the three and six months ended June 30, 2012.

All warrants were exercised on a cashless basis in December of 2012 resulting in the net issuance of 49,000 shares of common stock and no warrants are outstanding as of June 30, 2013.

Included in interest expense for the three and six months ended June 30, 2013 and 2012 was amortization of debt issuance costs of $85,000, $170,000, $52,000 and $104,000, respectively, and interest expense of $469,000 and $779,000 related to the note payable for the three and six months ended June 30, 2013. No interest expense was recorded for the three and six months ended June 30, 2012 as no amounts had yet been drawn under the credit facility. The balance of accrued interest expense at June 30, 2013 was $120,000. The remaining unamortized debt issuance cost at June 30, 2013 was $906,000.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

	June 30, 2013	December 31, 2012
Common stock awards outstanding	2,308,000	1,956,000
Common stock awards available for grant	524,000	438,000
Total common shares reserved for future issuance	2,832,000	2,394,000

Stock Awards

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Award Plan (“the Plan”), which became effective upon completion of our IPO. The Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The Plan is the successor to the Amended and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. As of June 30, 2013 and December 31, 2012, a total of 3,224,000 and 2,491,000 shares, respectively were authorized for grant under the Plan.

Stock options may be granted with exercise prices not less than the fair market value of the Company’s common stock. Incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock are exercisable up to five years from the date of grant. The Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Plan expire no later than ten years from the date of grant. Options granted to employees under the Plan vest over periods determined by the board of directors, generally over a period of one to four years. The Company has granted certain performance-based incentive stock option awards that vest based on the achievement of certain predetermined milestones. Prior to our IPO, the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation. Since our IPO, the fair market value of our common stock is the closing share price as reported on the NASDAQ Global Select Market on the date of grant. The fair market value of the Company’s common stock was $27.05 and $30.34 at June 30, 2013 and December 31, 2012, respectively.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and six months ended June 30, 2013 and 2012, the Company applied forfeiture rates based on the Company’s historical forfeitures.

Total compensation cost recorded in the statements of operations and comprehensive loss, which includes stock-based compensation expense and the value of stock and options issued to nonemployees for services is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$1,046,000	$210,000	$1,476,000	$366,000
General and administrative	750,000	243,000	1,256,000	443,000
	$1,796,000	$453,000	$2,732,000	$809,000

As of June 30, 2013, there was $11,933,000 of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.51 years. For stock option awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

A summary of stock award activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2012	1,956,000	$5.86
Granted	731,000	23.63
Exercised	(295,000)	2.17
Cancelled	(84,000)	15.52
Outstanding at June 30, 2013	2,308,000	$11.60

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

Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and are recognized as an offset to research and development expenses as the restricted cash is utilized to fund development activities. Restricted cash and deferred development funds were presented as current and long-term on the condensed balance sheets and are based on the Company’s estimate of amounts that will be spent to fund development activities within the next 12 months. Amounts recognized as offsets to research and development expense were $2,105,000, $5,201,000, $3,483,000 and $6,542,000 for the three and six months ended June 30, 2013 and 2012, respectively.

The next contingent event-based payment is $39,600,000 and is subject to Bayer achieving regulatory approval of ATX-101 in the first of any major European country, which is defined as Germany, United Kingdom, France, Spain or Italy. In addition, the Company is eligible to receive further payments upon the first commercial sales in two defined territories outside of the European Union (“EU”), if approved in those territories. The remaining contingent event payments are based on achieving certain net sales targets in Bayer’s territory in a calendar year.

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

At June 30, 2013 and December 31, 2012, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The Company had no assets or liabilities classified as Level 3. There were no material re-measurements to fair value during the six months ended June 30, 2013 and 2012 of financial assets and liabilities that are not measured at fair value on a recurring basis.  The were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2013 and 2012.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Fair Value Measurement at June 30, 2013 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Assets
Cash equivalents	$24,223,000	$—	$—	$24,223,000
U.S. government agency securities	—	3,996,000	—	3,996,000
Corporate debt securities	—	27,960,000	—	$27,960,000
Total	$24,223,000	$31,956,000	$—	$56,179,000

	Fair Value Measurement at December 31, 2012 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Cash equivalents	$71,316,000	$—	$—	$71,316,000
Total	$71,316,000	$—	$—	$71,316,000

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the note payable approximates its fair value.

9. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At June 30, 2013 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of June 30, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2013 and 2012. The tax years 2005 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10. Basic and Dilutive Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of warrants to purchase common stock and options. Diluted net (loss) income per common share is computed by dividing the net (loss) income by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of warrants to purchase common stock, and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items were anti-dilutive during all periods, there was no difference between basic and diluted loss per common share for the three and six months ended June 30, 2013 and 2012.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three and Six Months Ended June 30,
	2013	2012
Warrants outstanding	—	365,000
Stock awards outstanding	2,308,000	1,871,000
Total potential dilutive shares	2,308,000	2,236,000

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

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

We have never been profitable and, as of June 30, 2013, we had an accumulated deficit of $146.7 million. We incurred net losses of $12.3 million and $26.4 million for the three and six months ended June 30, 2013, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Research and Development Expenses

Major components of our research and development costs are personnel costs, including cash compensation and stock-based compensation expense, pre-clinical studies, clinical trials and related clinical manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In the three and six months ended June 30, 2012 and 2013 we spent $8.4 million and $14.9 million, and $7.8 million and $17.8 million, respectively, on research and development expenses. Since inception through June 30, 2013, we have spent approximately $87.3 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

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

General and Administrative Expenses

Our general and administrative costs primarily consist of personnel costs, including cash compensation and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the three and six months ended June 30, 2012 and 2013 our general and administrative expenses totaled approximately $2.5 million and $4.7 million, and $4.0 million and $7.7 million, respectively. We expect our general and administrative costs will rise as we increase our headcount and expand our staffing and activities to support our operations as a public company and as we prepare for a potential commercial launch of ATX-101. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

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

License Fees

License fees received in 2010 of approximately $21.3 million were deferred and recognized on a straight-line basis over the expected period of substantial involvement in the collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer and completion of which was a condition to Bayer’s decision to pursue continued development and regulatory approval for ATX-101. These activities were completed as of May 31, 2012.

Collaboration Development Funds

Additionally, we have received approximately $39.6 million to fund certain further global development activities of ATX-101, which were recorded as restricted cash and deferred development funds and are an offset to research and development expenses as the restricted cash is utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $3.5 million, $6.5 million, $2.1 million and $5.2 million for the three and six months ended June 30, 2012 and 2013, respectively.

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

There have been no significant changes in critical accounting policies during the three and six months ended June 30, 2013, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 and in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2013.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2013 (unaudited)

	Three Months Ended June 30,		Change
	2012	2013	$	%
	(unaudited)
	(in thousands, except percentages)
License income	$17,763	$—	$(17,763)	(100)%
Sublicense expense	1,760	—	(1,760)	(100)
Gross margin	16,003	—	(16,003)	(100)
Operating expenses:
Research and development	8,399	7,767	(632)	(8)
General and administrative	2,469	3,973	1,504	61
Total operating expenses	10,868	11,740	872	8
Income (loss) from operations	5,135	(11,740)	(16,875)	(329)
Interest income	—	35	35	100
Interest expense	(52)	(553)	(501)	963
Warrant and other income (expense), net	(577)	—	577	(100)
Net income (loss)	$4,506	$(12,258)	$(16,764)	(372)%

License income.  License income in the quarter ended June 30, 2012 represents the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was fully amortized by May 31, 2012.

Sublicense expense.  Sublicense expense in the quarter ended June 30, 2012 represents the amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to our license agreement with Bayer, and was recognized on a straight-line basis over the same period that the license income was recorded and was fully amortized by May 31, 2012.

Research and development expenses.  Research and development expenses decreased $0.6 million, or 8%, from $8.4 million for the three months ended June 30, 2012 to $7.8 million for the three months ended June 30, 2013. The decrease is primarily attributable to a decrease of $3.9 million in clinical trial costs as we incurred substantial costs for the enrollment and initiation of treatment of Phase III patients during the second quarter of 2012 and patients had completed the treatment phase and are in the follow up phase of the study during the second quarter of 2013. The decrease was partially offset by higher costs from an increase in headcount and related personnel costs of $1.3 million, including increased stock compensation expense of $0.8 million, as well as increased consulting and other costs associated with NDA filing preparations of $1.6 million.

General and administrative expenses.  General and administrative expenses increased by $1.5 million, or 61%, from $2.5 million for the three months ended June 30, 2012 to $4.0 million for the three months ended June 30, 2013. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $0.5 million, including increased stock compensation expense of $0.4 million, increased accounting, legal, director fees and insurance costs of $0.4 million as a result of being a public company and increased marketing costs in connection with ATX-101 brand development and market research of $0.6 million.

Interest income.  Interest income for the three months ended June 30, 2013 represents interest earned on marketable securities purchased during the first quarter of 2013 offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense increased by $0.5 million from $52,000 for the three months ended June 30, 2012 to $0.6 million for the three months ended June 30, 2013. The increase is due to the interest expense incurred on the outstanding balance of the note payable.

Warrant and other income (expense), net.  Warrant and other income (expense), net, of $0.6 million for the three months ended June 30, 2012 relates to the change in the fair value of the warrants due to revaluation. All warrants were exercised on a cashless basis in December 2012 and no warrants are outstanding as of June 30, 2013.

Comparison of Six Months Ended June 30, 2012 and 2013 (unaudited)

	Six Months Ended June 30,		Change
	2012	2013	$	%
	(unaudited)
	(in thousands, except percentages)
License income	$19,687	$—	$(19,687)	(100)%
Sublicense expense	1,936	—	(1,936)	(100)
Gross margin	17,751	—	(17,751)	(100)
Operating expenses:
Research and development	14,884	17,801	2,917	20
General and administrative	4,661	7,698	3,037	65
Total operating expenses	19,545	25,499	5,954	30
Loss from operations	(1,794)	(25,499)	(23,705)	1,321
Interest income	—	63	63	100
Interest expense	(104)	(948)	(844)	812
Warrant and other income (expense), net	(476)	—	476	(100)
Net loss	$(2,374)	$(26,384)	$(24,010)	1,011%

License income.  License income in the six months ended June 30, 2012 represents the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was fully amortized by May 31, 2012.

Sublicense expense.  Sublicense expense in the six months ended June 30, 2012 represents the amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to our license agreement with Bayer, and was recognized on a straight-line basis over the same period that the license income was recorded and was fully amortized by May 31, 2012.

Research and development expenses.  Research and development expenses increased $2.9 million, or 20%, from $14.9 million for the six months ended June 30, 2012 to $17.8 million for the six months ended June 30, 2013. The increase is primarily attributable to higher costs from an increase in headcount and related personnel costs of $2.4 million, including increased stock compensation expense of $1.1 million, and increased clinical costs of approximately $0.5 million due to increased consulting and other costs related to NDA filing preparations of approximately $3.5 million. The increase was partially offset by a decrease in the U.S. and Canadian Phase III clinical trial costs of approximately $3.0 million as we transitioned from the enrollment and initiation of patient treatment during the first half of 2012 to the post treatment follow up stage.

General and administrative expenses.  General and administrative expenses increased by $3.0 million, or 65%, from $4.7 million for the six months ended June 30, 2012 to $7.7 million for the six months ended June 30, 2013. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $1.1 million, including increased stock compensation expense of $0.8 million, increased accounting, legal, director fees and insurance costs of $0.9 million as a result of being a public company and increased marketing costs in connection with ATX-101 brand development and market research of $0.9 million.

Interest income.  Interest income for the six months ended June 30, 2013 represents interest earned on marketable securities purchased during the first half of 2013 offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense increased by $0.8 million from $0.1 million for the six months ended June 30, 2012 to $0.9 million for the six months ended June 30, 2013. The increase is due to the interest expense incurred on the outstanding balance of the note payable.

Warrant and other income (expense), net.  Warrant and other income (expense), net, of $0.5 million for the six months ended June 30, 2012 relates to the fair value of the warrants due to revaluation. All warrants were exercised on a cashless basis in December of 2012 and no warrants are outstanding as of June 30, 2013.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $2.4 million and $26.4 million, and used $7.0 million and $24.5 million of cash flows for our operating activities for the six months ended June 30, 2012 and 2013, respectively. At June 30, 2013 we had an accumulated deficit of $146.7 million.

As of June 30, 2013, we had working capital of $54.5 million. We have principally financed our operations through sales and issuances of our equity securities, including our initial public offering in October 2012, as well as private placements of redeemable convertible preferred stock and convertible debt, and amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate, ATX-101.

At June 30, 2013, we had capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $75.7 million, of which $11.1 million was restricted. Additionally, we have drawn $15.0 million under our credit facility and have no further borrowing capacity under our existing credit facility. Our funds are currently invested in money market funds, U.S. government agency securities, corporate debt securities and demand deposit accounts. Restricted cash was received in accordance with our collaboration arrangement with Bayer in order to fund continued development of ATX-101 under the terms of our collaboration agreement.

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

We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we will need to raise substantial additional financing in the future to fund our operations, in particular, in preparation for commercial launch of ATX-101, if approved. In order to meet these additional cash requirements, we may seek to sell additional equity, issue debt or convertible debt securities or securitize future royalty and milestone payments from Bayer that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the achievement of milestones and receipt from Bayer of milestone payments and royalties, if ATX-101 is approved for commercial use in Bayer’s licensed territories, are not assured. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Our future capital requirements depend on many factors, including:

•                  the results of our U.S. and Canadian Phase III clinical trials for ATX-101;

•                  whether Bayer continues to pursue or terminates our collaboration arrangement for the development and commercialization of ATX-101;

•                  the amount and timing of any milestone payments or royalties we may receive from Bayer pursuant to our collaboration arrangement, including the timing of the occurrence of the events that will trigger any such milestone or royalty payments;

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

•                  our ability to access additional capital through the sale of common stock;

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

Note Payable

On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P., which we refer to as our credit facility, providing access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. As of June 30, 2013 and December 31, 2012, we had drawn $15.0 million and $5.0 million, respectively, and no longer have any further borrowing capacity under the credit facility. The credit facility includes various covenants, and we were in compliance with all covenants at June 30, 2013.

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

Summary Statements of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2012 and 2013.

	Six Months Ended June 30,
	2012	2013
	(in thousands)
Net cash (used in) provided by
Operating activities	$(7,028)	$(24,484)
Investing activities	(131)	(32,428)
Financing activities	48	10,187
Net decrease in cash and cash equivalents	$(7,111)	$(46,725)

Net cash used in operating activities.  Net cash used in operating activities was $24.5 million for the six months ended June 30, 2013 and consisted primarily of a net loss of $26.4 million and stock based compensation of $2.7 million. The significant items in the change in operating assets and liabilities include a decrease in deferred development funds of $5.1 million and a decrease in accounts payable and other accrued liabilities of $1.4 million offset by a decrease in restricted cash of $4.8 million. The decrease in the deferred development funds and restricted cash is due to the continuing performance of our obligations under our collaboration agreement with Bayer.

Net cash used in operating activities was $7.0 million for the six months ended June 30, 2012 and consisted primarily of a net loss of $2.4 million and stock based compensation expense of $0.8 million. The significant items in the change in operating assets and liabilities include an increase in restricted cash of $11.4 million, a decrease in deferred revenue of $3.8 million and an increase in prepaid expenses and other current assets of $3.6 million and a decrease in accounts payable and other accrued liabilities of $1.4 million, offset by an increase in deferred development funds of $12.3 and an increase in long term payables of $1.3 million. The increase in prepaid expenses and other current assets is primarily due to the prepayment of investigator and other upfront costs for the U.S. and Canadian Phase III clinical trials for patient enrollment activities during the first half of the year. The decrease in deferred revenue is due to the recognition of a portion of the upfront license payment received as part of our license agreement with Bayer. The increase in the deferred development funds and restricted cash is due to the receipt of $17.4 million under the collaboration agreement with Bayer.

Net cash used in investing activities.  Net cash used in investing activities for the six months ended June 30, 2012 and 2013 was $0.1 and $32.4 million, respectively. These amounts represent purchases of marketable securities of $32.4 million for the six months ended June 30, 2013 and purchases of fixed assets for the six months ended June 30, 2012 and 2013.

Net cash provided by financing activities.  Net cash provided by financing activities was $10.2 million for the six months ended June 30, 2013, and was primarily due to the draw of $10.0 million from the credit facility.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, except stock awards.

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

Cash and Cash Equivalents, Marketable Securities and Restricted Cash

As of June 30, 2013, we had cash and cash equivalents, marketable securities and restricted cash of $75.7 million, of which $11.1 million is restricted. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At June 30, 2013, our cash and cash equivalents and marketable securities and restricted cash were comprised of funds in cash, money market accounts, U.S. government agency securities and highly rated, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, which is currently in Phase III clinical development. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2012 and the six months ended June 30, 2013 was approximately $36.8 million and $26.4 million, respectively. As of June 30, 2013, we had an accumulated deficit of $146.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on the success of our only product candidate, ATX-101, which is currently in Phase III clinical development.

To date, we have invested nearly all of our efforts and financial resources in the research and development of ATX-101, which is currently our only product candidate. In particular, we have completed six Phase I and three Phase II clinical studies, two European Phase III clinical trials, and we have completed the treatment phase for our U.S. and Canadian Phase III clinical trials.

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development and commercialization of ATX-101 and any future product candidates. The clinical and commercial success of ATX-101 will depend on a number of factors, including the following:

•      timely completion of our ongoing U.S. and Canadian Phase III clinical trials or other clinical trials, which may be slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Further, we are not conducting our U.S. and Canadian Phase III clinical trials under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA there can be no assurance that the FDA will agree with our Phase III clinical trial protocol.

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. As of June 30, 2013, we had working capital of $54.5 million and capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $75.7 million, of which $11.1 million was restricted. We have drawn down the full $15.0 million available under our credit facility and no longer have any established future borrowing capacity. We believe that we will continue to expend substantial resources for the foreseeable future for the completion of clinical development and regulatory preparedness of ATX-101, preparing for NDA filing, preparations for a commercial launch of ATX-101, if approved, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 and any future product candidates.

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

•      the amount and timing of any milestone payments or royalties we may receive from Bayer pursuant to our collaboration arrangement, including the timing of the occurrence of the events that will trigger any such milestone or royalty payments;

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

In the second quarter of 2012, positive topline results from Bayer’s European pivotal Phase III trials assessing the safety, tolerability and efficacy of ATX-101 for the reduction of moderate to severe submental fat were announced. Additional data from the European Phase III trials has become available and may have a bearing on the safety, tolerability and efficacy of ATX-101 for the reduction of moderate to severe submental fat. These two trials, which included a total of 723 patients, each met the pre-specified primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat, for both the 1 and 2 mg/cm2 doses compared to placebo, as assessed by: percentage of patients with at least a 1-point improvement on the 5-point Clinician-Reported Submental Fat Rating Scale (CR-SMFRS), and percentage of patients expressing satisfaction with their appearance in association with their face and chin as measured by a rating of 4 or higher on the 7-point Subject Self Rating Scale (SSRS). Positive topline results in the European Phase III clinical trials are not necessarily indicative of the results of our ongoing U.S. and Canadian pivotal Phase III clinical trials.

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

The commercial success of ATX-101 outside of the United States and Canada depends significantly on the development and marketing efforts of Bayer, and if Bayer fails to perform as expected, or is unable to obtain the required regulatory approvals for ATX-101, the potential for us to generate future royalties and milestones from ATX-101 outside the United States and Canada would be significantly reduced and our business would be materially and adversely harmed.

In August 2010, we entered into a license agreement and a related collaboration agreement with Bayer. Under our collaboration arrangement, Bayer assumed responsibility for obtaining and maintaining regulatory approval for ATX-101 from regulatory agencies outside of the United States and Canada. Bayer is solely responsible for the commercialization of ATX-101 outside the United States and Canada, if regulatory approval is achieved in those territories. The potential for us to generate royalties and milestones from ATX-101 outside of the United States and Canada depends entirely on the successful development, regulatory approval, marketing and commercialization of ATX-101 by Bayer, which is outside of our control. Any of the following events or factors could have a material adverse effect on the potential and timing for us to receive regulatory and commercial milestone payments and generate royalties from Bayer from the sale of ATX-101 outside of the United States and Canada:

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

In order to obtain approval from applicable foreign regulatory agencies, for ATX-101, Bayer will need to demonstrate, through adequate and well-controlled clinical trials, that ATX-101 is safe and effective for each proposed indication. However, ATX-101 may not be approved by foreign regulatory agencies even though it has met its specified endpoints in the pivotal European Phase III clinical trials, conducted to date, which were overseen by Bayer. The applicable foreign regulatory agencies may disagree with the trial design and/or the interpretation of data from clinical trials, may ask Bayer to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for the clinical trials. The applicable foreign regulatory agencies may also approve ATX-101 for more limited indications than Bayer may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the applicable foreign regulatory agencies may not approve the labeling claims that Bayer believes are necessary or desirable for the successful commercialization of ATX-101.

If Bayer does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to ATX-101 in the territories Bayer has licensed from us could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of ATX-101 outside the United States and Canada. In that event, we would likely be required to substantially limit the size and scope of the development and commercialization of ATX-101 or seek additional financing to fund further development, and our potential to generate future royalties and milestones from ATX-101 outside the United States and Canada would be significantly reduced and our business would be materially and adversely harmed.

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

The commercial success of ATX-101, if approved, will depend significantly on the broad adoption and use of ATX-101 by physicians for the treatment of submental fat. Physician adoption of ATX-101 for the treatment of submental fat, if approved, will depend on a number of factors, including:

•        the safety and effectiveness of ATX-101 for the removal of submental fat as compared to alternative treatments or procedures;

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

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have entered into an exclusive agreement with Pfizer, Inc., or Pfizer, for the supply of a key raw material to manufacture synthetic deoxycholate. We currently obtain our supply of synthetic deoxycholate from Albany Molecular Research, Inc. (“AMRI”) and Cambridge Major Laboratories, Inc. (“CML”). We currently have a long-term agreement with Hospira, Inc., or Hospira, our fill/finish supplier, and a program is underway to qualify a back-up fill/finish supplier. However, if we are unable to qualify a back-up supplier; we will still be sole sourced with Hospira. Our supply agreements, if any, cannot however guarantee that a contract manufacturer or supplier will provide services adequate for our needs. If a contract manufacturer/supplier becomes financially distressed or insolvent, or decides to discontinue manufacturing supply for us beyond the term of the existing agreement, if any, this could result in substantial management time and expense to identify and qualify alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

Our reliance on contract manufacturers further exposes us to the possibility that they, or third parties with access to their facilities, can have access to and may misappropriate our trade secrets or other proprietary information.

We currently rely on a few contract manufacturing and testing labs. Failure of these vendors to supply or otherwise perform adequately can materially and adversely affect our business.

There are a limited number of suppliers for manufacture, testing and distribution of ATX-101, and we do not have direct control over our contract manufacturers.  Nor do we have direct control over the processes or timing for the acquisition of the raw materials necessary to manufacture, test or distribute our product candidates, yet the availability and quality of these raw materials can have an impact on the supply of drug substance, drug product, and finished drug product.  We work closely with our contract manufacturers and testing labs to enable timely delivery of required drug substance and drug product, but these efforts may be insufficient and we may experience delays or our contract manufacturers and testing labs may be unable provide adequate drug substance or drug product. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the study, a delay in providing the drug supply required could delay completion of a clinical trial and could result in delays to the clinical program, regulatory approval, and the generation of revenue.  We currently have ATX-101 manufactured in quantities sufficient to meet the needs of our ongoing clinical trials.

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

We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount, quality or timing of resources that they devote to our programs. For example, following the completion of a Phase I pharmacokinetic study of ATX-101; we discovered that the CRO utilized an incorrect isomer in a testing assay, which resulted in erroneous initial trial results. As a result, we were required to complete a new Phase I pharmacokinetic study of ATX-101. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, Good Clinical Practice or GCP for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

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

Our license agreement with Bayer provides that if certain competing products are approved for the reduction of localized fat reduction and sold outside the United States and Canada by a third-party, our royalty rate for sales of ATX-101 by Bayer will be significantly reduced. If ATX-101 is approved and such competitive products are approved and commercialized, our royalty revenue from Bayer’s net product sales of ATX-101 may be reduced and, as a result, our business, including our near-term financial results would suffer.

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

As of June 30, 2013, we had 56 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to ATX-101 and our research and development programs. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

State and federal authorities have aggressively targeted pharmaceutical and medical technology companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines in the hundreds of millions of dollars or more, have been forced to implement extensive corrective action plans, and have often become subject to consent decrees severely restricting the manner in which they conduct their business. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions, or our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.

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

From October 11, 2012, the first day of trading of our common stock, to June 30, 2013, our stock has had low and high closing sales prices in the range of $19.05 to $30.83 per share. The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•      announcements from Bayer related to our ongoing collaboration for ATX-101, including announcements regarding its intentions to commercialize ATX-101 outside the United States and Canada, the timing of its regulatory filings or submissions for ATX-101 or its decision to terminate our collaboration arrangement and cease development and commercialization of ATX-101;

•      results from, and any delays in, our U.S. and Canadian Phase III clinical trials for ATX-101, or any other future clinical development programs;

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

As of July 15, 2013, our executive officers, directors and their respective affiliates owned approximately 31.9% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 15, 2013, we have a total of 18,641,312 shares of common stock outstanding.  In addition, as of July 15, 2013, 2,815,403 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1, 2013 through June 30, 2013, we sold and issued the following unregistered securities:

1.              In January 2013, we issued an aggregate of 122 shares of common stock upon exercise of a warrant to purchase common stock.

2.              In April 2013, we issued an aggregate 5,000 shares of common stock as consideration for certain intellectual property rights.

3.              We sold an aggregate 15,504 shares of common stock to two investors for cash consideration in the aggregate amount of $11,766 upon the exercise of stock options granted outside of the plan.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2013

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
10.1	Commercial Development and Supply Agreement by and between KYTHERA Biopharmaceuticals, Inc. and Cambridge Major Laboratories, Inc. †	10-Q	5/13/2013	10.4
10.2	Fourth Amendment, dated March 28, 2013, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and Kythera Biopharmaceuticals, Inc.	10-Q	5/13/2013	10.5
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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

†                      Confidential treatment has been granted with respect to certion portions of this exhibit (indicated by astericks). Omitted portions have been filed separately with the Securities and Exchange Commission.

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

KYTHERA BIOPHARMACEUTICALS, INC.

August 6, 2013	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)