Form 10-K/A
period 2012-12-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2013-09-27
CIK 1436304

Use these links to rapidly review the document

PART IV
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Rule 14A are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A (the "Amended Filing") to our Annual Report on Form 10-K for the year ended December 31, 2012 originally filed with the Securities and Exchange Commission ("SEC") on March 26, 2013 (the "Original Filing") to correct the presentation of basic and diluted weighted average shares outstanding and the related net income (loss) per share for the periods from December 31, 2008 through December 31, 2012, and to update the related disclosures found in Part II—Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

Description of the Restatement

        We are filing this amendment to correct the previously reported basic and diluted net income (loss) per share amounts for periods from December 31, 2008 through December 31, 2012. Although net income (loss) was correct as reported, basic and diluted net income (loss) per share was incorrectly computed. Basic and diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the basic and diluted weighted average number of shares outstanding during that period. In the restated periods, preferred shares issued prior to the Company's initial public offering in October 2012 were inappropriately included in the weighted average shares outstanding used to calculate basic and diluted net income (loss) per share from their date of issuance, rather than from the date of actual conversion to common shares as a result of the Company's initial public offering. Similarly, the effects of the assumed conversion of the preferred shares should have only been included in the diluted net income per share prior to actual conversion to the extent that the impact would have been dilutive.

        For more information regarding the calculation of net income (loss) per common share, please refer to Note 2, "Summary of Significant Accounting Policies—Basic and Dilutive Net Loss per Common Share." For more information on our evaluation of this restatement of our disclosure controls and procedures, please refer to Item 9A, "Controls and Procedures."

        The corrections have no impact on the Company's net income (loss) reported in the statement of operations and comprehensive loss, balance sheets, or the statements of cash flows or stockholders' equity (deficit) for any of the above mentioned periods.

Items Amended in This Filing

        For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

  •
  Part II—Item 6. Selected Financial Data;

  •
  Part II—Item 8. Financial Statements and Supplementary Data;

  •
  Part II—Item 9A. Controls and Procedures; and

  •
  Part IV—Item 15. Exhibits, Financial Statement Schedules.

        In accordance with applicable SEC rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities and Exchange Act of 1934 ("Exchange Act") from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

        Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

i

PART II

ITEM 6.    Selected Financial Data.

        You should read the following selected financial data together with our audited financial statements and the related notes included in this Amended Filing and the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included in our Annual Report on Form 10-K filed on March 26, 2013. The selected financial data included in this section are not intended to replace our audited financial statements and the related notes included elsewhere in this annual report.

        We derived the selected statement of operations data for the years ended December 31, 2010, 2011 and 2012 and the balance sheet data as of December 31, 2011 and 2012 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K/A. The selected statement of operations data for the years ended December 31, 2008 and 2009 and the balance sheet data as of December 31, 2008, 2009 and 2010 are derived from our audited and unaudited financial statements not included in this Annual Report on Form 10-K/A. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2008	2009	2010		2011	2012
	(in thousands, except for per shares data)
Statement of Operations Data:
License income	$—	$—	$4,488		$12,985	$19,687
Sublicense expense	—	—	411		1,188	1,936

Gross margin	—	—	4,077		11,797	17,751
Operating expenses:
Research and development	15,672	9,823	14,842		15,766	43,184
General and administrative	4,522	4,930	6,785		6,879	10,505

Total operating expenses:	20,194	14,753	21,627		22,645	53,689

Loss from operations	(20,194)	(14,753)	(17,550)		(10,848)	(35,938)
Warrant and other interest income (expense), net	457	(7)	589		(304)	(861)
Other income	—	—	930		—	—

Net loss	$(19,737)	$(14,760)	$(16,031)		$(11,152)	$(36,799)

Per share information:
Net loss per share of common stock, basic and diluted—restated	$(14.62)	$(10.85)	$(11.64)	(1)	$(7.98) (1)	$(7.47) (1)

Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted—restated	1,350,000	1,360,000	1,377,000	(1)	1,398,000 (1)	4,924,000 (1)

(1)
Refer to Note 2, "Summary of Significant Accounting Policies—Restatement" for a reconciliation of restated net loss per share of common stock, basic and diluted, and restated weighted average shares, basic and diluted.

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

ITEM 8.    Financial Statements and Supplementary Data.

        Our financial statements, together with the independent registered public accounting firm report thereon, are incorporated by reference from the applicable information set forth in Part IV Item 15, "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K/A.

ITEM 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness (discussed below) relating to our internal control over financial reporting.

        Management determined that the Company did not maintain effective controls over the process for calculating and reporting weighted average shares outstanding as used in the earnings per share calculations for each period presented through December 31, 2012. Specifically, management did not perform a sufficiently precise review to ensure the accuracy of the Company's calculation of weighted average common shares outstanding and earnings per share.

        This calculation has been corrected and management subsequently established appropriate preparation and review controls to ensure that all historical and current share activity is properly included, weighted and reflected in the net income (loss) per share calculations. Net loss per share for periods reported in 2013 have been correctly reported under these controls.

        A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

        We have determined that this deficiency constituted a "material weakness" in our internal control over financial reporting. We have advised our independent auditors and our audit committee of this prior deficiency in our internal control over financial reporting, and the fact that this deficiency constituted a "material weakness."

Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K/A does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)
Documents filed as part of this report

1.
Financial Statements

        The following financial statements are included herein:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2012 and 2011	F-3
Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2012	F-4
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 2012	F-5
Statements of Cash Flows for each of the three years in the period ended December 31, 2012	F-6
Notes to Financial Statements	F-7
2.
Financial Statement Schedules

        None, as all required disclosures have been made in the Financial Statements and notes thereto or are not applicable.

(b)
Exhibits

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
1.1		Form of Underwriting Agreement	S-1/A	08/31/2012	1.1

3.1		Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1

3.2		Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2

4.1		Reference is made to exhibits 3.1 and 3.2.

4.2		Specimen Common Stock Certificate.	S-1/A	08/31/2012	4.2

10.1(a	)	Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(a)

10.1(b	)	Amendment, dated January 27, 2012, to Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(b)

10.2	#	Form of Indemnity Agreement for directors and officers.	S-1/A	05/17/2012	10.2

10.3(a	)	Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(a)

10.3(b	)	Amendment No. 1, dated December 30, 2011, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(b)

10.3(c	)	Amendment No. 2, dated July 23, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	08/31/2012	10.3(c)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.3(d	)	Amendment No. 3, dated November 30, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, as amended, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	8-K	12/05/2012	10.1

10.4(a	)	Standard Multi-Tenant Office Lease—Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(a)

10.4(b	)	First Amendment, dated January 8, 2010, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(b)

10.4(c	)	Second Amendment, dated April 21, 2011, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(c)

10.4(d	)	Third Amendment, dated March 23, 2012, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(d)

10.5(a)	†	License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(a)

10.5(b)	†	First Amendment, dated March 21, 2011, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(b)

10.5(c)	†	Second Amendment, dated April 2, 2012, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(c)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.6(a)	†	Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(a)

10.6(b)	†	First Amendment, dated November 17, 2010, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(b)

10.6(c)	†	Second Amendment, dated April 2, 2012, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(c)

10.7(a)	†	License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(a)

10.7(b	)	Amendment, dated January 5, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(b)

10.7(c	)	Amendment, dated August 18, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(c)

10.8(a)	†	Manufacturing and Supply Agreement, dated July 7, 2009, by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(a)

10.8(b)	†	First Amendment, dated May 21, 2012, to Manufacturing and Supply Agreement, dated July 7, 2009 by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(b)

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.9	†	Development and Supply Agreement, dated November 29, 2010, by and between Hospira Worldwide, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.9

10.10(a)	#	KYTHERA Biopharmaceuticals, Inc. 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(a)

10.10(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(b)

10.11(a)	#	KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan.	10-Q	11/13/2012	10.3(a)

10.11(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(b)

10.11(c)	#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(c)

10.12	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith R. Leonard, Jr. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.12

10.13	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between John W. Smither and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.13

10.14	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.14

10.15	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith L. Klein, J.D. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.15

10.16	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Jeffrey D. Webster and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.16

10.17	#	Non-employee Director Compensation Program.	S-1/A	05/17/2012	10.17

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.18	#	Employment agreement, dated March 23, 2013, by and between Frederick Beddingfield, III, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	10-K	03/26/2013	10.18

23.1		Consent of independent registered public accounting firm.				X

24.1		Power of Attorney.	10-K	03/26/2013	24.1

31.1		Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	03/26/2013	31.1

31.2		Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	03/26/2013	31.2

31.3		Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.4		Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	10-K	03/26/2013	32.1

32.2	**	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	***	XBRL Instance Document				X

101.SCH	***	XBRL Taxonomy Extension Schema Document				X

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document				X

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number

101.LAB	***	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document				X

†
Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#
Indicates management contract or compensatory plan.

**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

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

KYTHERA Biopharmaceuticals, Inc.
September 27, 2013	By:	/s/ JOHN W. SMITHER John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
1.1		Form of Underwriting Agreement	S-1/A	08/31/2012	1.1

3.1		Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1

3.2		Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2

4.1		Reference is made to exhibits 3.1 and 3.2.

4.2		Specimen Common Stock Certificate.	S-1/A	08/31/2012	4.2

10.1(a	)	Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(a)

10.1(b	)	Amendment, dated January 27, 2012, to Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(b)

10.2	#	Form of Indemnity Agreement for directors and officers.	S-1/A	05/17/2012	10.2

10.3(a	)	Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(a)

10.3(b	)	Amendment No. 1, dated December 30, 2011, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(b)

10.3(c	)	Amendment No. 2, dated July 23, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	08/31/2012	10.3(c)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.3(d	)	Amendment No. 3, dated November 30, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, as amended, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	8-K	12/05/2012	10.1

10.4(a	)	Standard Multi-Tenant Office Lease—Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(a)

10.4(b	)	First Amendment, dated January 8, 2010, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(b)

10.4(c	)	Second Amendment, dated April 21, 2011, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(c)

10.4(d	)	Third Amendment, dated March 23, 2012, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(d)

10.5(a)	†	License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(a)

10.5(b)	†	First Amendment, dated March 21, 2011, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(b)

10.5(c)	†	Second Amendment, dated April 2, 2012, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(c)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.6(a)	†	Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(a)

10.6(b)	†	First Amendment, dated November 17, 2010, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(b)

10.6(c)	†	Second Amendment, dated April 2, 2012, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(c)

10.7(a)	†	License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(a)

10.7(b	)	Amendment, dated January 5, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(b)

10.7(c	)	Amendment, dated August 18, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(c)

10.8(a)	†	Manufacturing and Supply Agreement, dated July 7, 2009, by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(a)

10.8(b)	†	First Amendment, dated May 21, 2012, to Manufacturing and Supply Agreement, dated July 7, 2009 by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(b)

10.9	†	Development and Supply Agreement, dated November 29, 2010, by and between Hospira Worldwide, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.9

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.10(a)	#	KYTHERA Biopharmaceuticals, Inc. 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(a)

10.10(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(b)

10.11(a)	#	KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan.	10-Q	11/13/2012	10.3(a)

10.11(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(b)

10.11(c)	#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(c)

10.12	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith R. Leonard, Jr. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.12

10.13	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between John W. Smither and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.13

10.14	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.14

10.15	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith L. Klein, J.D. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.15

10.16	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Jeffrey D. Webster and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.16

10.17	#	Non-employee Director Compensation Program.	S-1/A	05/17/2012	10.17

10.18	#	Employment agreement, dated March 23, 2013, by and between Frederick Beddingfield, III, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	10-K	03/26/2013	10.18

23.1		Consent of independent registered public accounting firm.				X

24.1		Power of Attorney.	10-K	03/26/2013	24.1

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
31.1		Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	03/26/2013	31.1

31.2		Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	03/26/2013	31.2

31.3		Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.4		Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	**	Certification by the Chief Executive Officer, and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	10-K	03/26/2013	32.1

32.2	**	Certification by the Chief Executive Officer, and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	***	XBRL Instance Document				X

101.SCH	***	XBRL Taxonomy Extension Schema Document				X

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	***	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document				X

†
Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#
Indicates management contract or compensatory plan.

**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the

  Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

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

        As described in Note 2, the financial statements for the years ended December 31, 2012, 2011 and 2010 have been restated to correct an error in basic and diluted net loss per share and basic and diluted weighted average shares outstanding for each of the three years in the period ended December 31, 2012.

/s/ Ernst & Young LLP
Los Angeles, California March 26, 2013, except for Note 2 as it relates to Restatement and Basic and Dilutive Net Loss per Common Share, as to which the date is September 26, 2013.

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

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2012	2011	2010
License income	$19,687,000	$12,985,000	$4,488,000
Sublicense expense	1,936,000	1,188,000	411,000

Gross margin	17,751,000	11,797,000	4,077,000
Operating expenses:
Research and development	43,184,000	15,766,000	14,842,000
General and administrative	10,505,000	6,879,000	6,785,000

Total operating expenses	53,689,000	22,645,000	21,627,000

Loss from operations	(35,938,000)	(10,848,000)	(17,550,000)
Warrant and other interest (expense) income, net	(861,000)	(304,000)	589,000
Other income	—	—	930,000

Net loss	$(36,799,000)	$(11,152,000)	$(16,031,000)

Other comprehensive income (loss):
Unrealized gain on marketable securities	—	—	4,000

Comprehensive loss	$(36,799,000)	$(11,152,000)	$(16,027,000)

Per share information:
Net loss, basic and diluted (restated)	$(7.47)	$(7.98)	$(11.64)

Basic and diluted weighted average shares outstanding (restated)	4,924,000	1,398,000	1,377,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Redeemable Convertible Preferred Stock								Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock
									Common Stock
												Accumulated Other Comprehensive Income (loss)
										Par Value	Additional Paid in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares					Total
Balance at December 31, 2009	1,806,000	902,000	3,981,000	30,193,000	2,996,000	39,835,000	—	—	1,367,000	—	883,000	(4,000)	(56,324,000)	(55,445,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	26,000	—	58,000	—	—	58,000
Issuance of common stock in January 2010 at $5.50 per share for services	—	—	—	—	—	—	—	—	1,000	—	9,000	—	—	9,000
Issuance of Series C convertible preferred stock in November 2010 at $13.3530 per share for services	—	—	—	—	27,000	370,000	—	—	—	—	—	—	—	—
Compensation expense related to stock options and restricted common stock	—	—	—	—	—	—	—	—	—	—	658,000	—	—	658,000
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	4,000	—	4,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,031,000)	(16,031,000)

Balance at December 31, 2010	1,806,000	902,000	3,981,000	30,193,000	3,023,000	40,205,000	—	—	1,394,000	—	1,608,000	—	(72,355,000)	(70,747,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	12,000	—	18,000	—	—	18,000
Re-purchase of common stock in June 2011	—	—	—	—	—	—	—	—	(7,000)	—	(1,000)	—	—	(1,000)
Issuance of Series D convertible preferred stock in August 2011 for cash at $13.9040 per share, net of issuance costs of $1,138,000	—	—	—	—	—	—	2,692,000	36,287,000	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	858,000	—	—	858,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,152,000)	(11,152,000)

Balance at December 31, 2011	1,806,000	902,000	3,981,000	30,193,000	3,023,000	40,205,000	2,692,000	36,287,000	1,399,000	—	2,483,000	—	$(83,507,000)	$(81,024,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	51,000	—	123,000	—	—	123,000
Issuance of common stock in January 2012 at $8.22 per share for services	—	—	—	—	—	—	—	—	5,000	—	43,000	—	—	43,000
Issuance of Series D convertible preferred stock in July 2012 at $13.9040 per share for services	—	—	—	—	—	—	11,000	158,000	—	—	—	—	—	—
Issuance of common stock in October 2012 at $22.50 per share for services	—	—	—	—	—	—	—	—	63,000	—	1,414,000	—	—	1,414,000
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	1,816,000	—	—	1,816,000
Issuance of 5,060,000 shares of common stock at $16.00 per share, net of issuance cost of $8,481,000	—	—	—	—	—	—	—	—	5,060,000	—	72,479,000	—	—	72,479,000
Conversion of convertible preferred stock into common stock	(1,806,000)	(902,000)	(3,981,000)	(30,193,000)	(3,023,000)	(40,205,000)	(2,703,000)	(36,445,000)	11,545,000	—	107,743,000	—	—	107,743,000
Reclassification of Preferred Stock Warrant Liability to additional paid in capital	—	—	—	—	—	—	—	—	—	—	3,101,000	—	—	3,101,000
Issuance of common stock due to net exercise of warrants	—	—	—	—	—	—	—	—	201,000	—	—	—	—	—
Issuance of common stock due to warrants exercised for cash	—	—	—	—	—	—	—	—	1,000	—	10,000	—	—	10,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,799,000)	(36,799,000)

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	18,325,000	—	$189,212,000	$—	$(120.306,000)	$68,906,000

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

Restatement

        The Company has determined that restatements are required to previously reported basic and diluted net income (loss) per share for all periods prior to and including the period ended December 31, 2012 due to an error in the computation. Basic and diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the basic and diluted weighted average number of shares outstanding during that period. In the restated periods, preferred shares issued prior to the Company's initial public offering in October 2012 were inappropriately included in the weighted average shares outstanding used to calculate basic and diluted net income (loss) per share from their date of issuance, rather than from the date of actual conversion to common shares as a result of the Company's initial public offering. The effects of the assumed conversion of the preferred shares should have only been included in the diluted net income per share prior to actual conversion to the extent that the impact would have been dilutive.

        A summary of the impact of the correction of the errors on the net loss per share, basic and diluted, is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss per share, basic and diluted—originally reported	$(2.62)	$(1.00)	$(1.57)
Difference in net loss per share, basic and diluted	(4.85)	(6.98)	(10.07)

Net loss per share, basic and diluted—restated	$(7.47)	$(7.98)	$(11.64)

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Reconciliation of net loss per share, basic and diluted	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Numerator
Net loss	$(36,799,000)	$(11,152,000)	$(16,031,000)
Denominator
Weighted-average shares, basic and diluted—originally reported	14,058,000	11,139,000	10,193,000
Remove previously reported effect:
Redeemable convertible preferred stock (incorrectly included from issuance)	(9,134,000)	(9,741,000)	(8,816,000)

Weighted average shares, basic and diluted—restated(1)	4,924,000	1,398,000	1,377,000

Net loss per share, basic and diluted—restated	$(7.47)	$(7.98)	$(11.64)

(1)
Since the numerator was a loss for each of the periods presented, the dilutive effects of stock options, warrants and redeemable convertible preferred stock were not included in the calculation of diluted net loss per share as the effect was anti-dilutive.

        The corrections have no impact on the Company's balance sheets, net loss, or the statements of cash flows or stockholders' equity (deficit) for any of the above mentioned periods.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2012 and 2011, cash and cash equivalents are comprised of funds in cash and money market accounts. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation, or FDIC. The accounts are monitored by management to mitigate the risk.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Clinical Trial Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known to us at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2012, there have been no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials. The Company's clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The calculation of weighted-average diluted shares outstanding excludes the dilutive effect of converting redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and options to purchase common stock, as the impact of such items are anti-dilutive during periods of net loss. Shares excluded from the calculation were 1,956,000, 13,334,000 (restated) and 10,481,000 (restated) for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

        The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

3. Bridge Financing (Continued)

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

4. Note Payable

        On March 21, 2011, the Company executed a debt financing agreement whereby the Company had access to borrow up to $15,000,000 of senior loan financing through January 1, 2012. On December 30, 2011, the Company amended its credit facility to provide for an extension of its drawdown period through December 1, 2012, provided that it had drawn down at least $5,000,000 as of August 1, 2012. On July 23, 2012, the Company obtained an additional 60 day extension of the initial drawdown date from August 1, 2012 to October 1, 2012. For each draw, the Company shall make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn. As of December 31, 2011, no amounts had been drawn. The debt is secured by all the Company's assets, except for the Company's intellectual property, which is subject to a negative pledge agreement.

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

        Upon issuance, the Company classified the warrants to purchase convertible preferred stock as a liability and re-measured the liability to estimated fair value using the Black-Scholes option pricing model. Assumptions used to revalue the Series C Preferred warrants at December 31, 2011 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.75% and volatility of 80%. Assumptions used to revalue the Series D Preferred warrants at December 31, 2011 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.89% and volatility of 81%. Upon IPO in October of 2012, the warrants to purchase convertible preferred stock were converted to warrants to

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

4. Note Payable (Continued)

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

6. Stockholders' Equity (Continued)

during the years ended December 31, 2012 and 2011. The Company recognized $16,000 in compensation expense during the year ended December 31, 2010.

Shares Reserved for Future Issuance

        Shares of the Company's common stock reserved for future issuance are as follows:

December 31, 2012
Common stock options outstanding	1,956,000
Common stock options available for grant	438,000

Total common shares reserved for future issuance	2,394,000

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

6. Stockholders' Equity (Continued)

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

6. Stockholders' Equity (Continued)

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

6. Stockholders' Equity (Continued)

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

10. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. At December 31, 2012, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

        The Company recorded deferred tax assets of approximately $49,447,000 and $34,534,000 as of December 31, 2012 and 2011, respectively, which have been fully offset by a valuation allowance due to uncertainties surrounding its ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryfowards, start-up expenditures and R&D credit carryforwards. As of December 31, 2012, the Company has federal NOL carryforwards of approximately $96,000,000, which will expire at various times through 2032. At December 31, 2012, the Company has federal and state tax credit carry-forwards of approximately $3,500,000 and $3,100,000 available to reduce future federal and state tax liability, respectively. The federal tax credits begin to expire in 2026. Under California law, California tax credits do not have an expiration date.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

11. Selected Quarterly Financial Data (unaudited)

        The following table contains quarterly financial information for 2012 and 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
License income, net	$1,748,000	$16,003,000	$—	$—
Total operating expenses	8,680,000	10,868,000	16,362,000	17,779 ,000
Other income (expense), net	49,000	(629,000)	(24,000)	(257,000)
Net (loss) income	(6,883,000)	4,506,000	(16,386,000)	(18,036,000)
Net (loss) income per share, basic (restated)(1)	$(4.91)	$3.17	$(11.41)	$(1.18)
Net (loss) income per share, diluted (restated)(1)	$(4.91)	$0.32	$(11.41)	$(1.18)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011
License income, net	$3,058,000	$3,059,000	$3,058,000	$2,622,000
Total operating expenses	4,856,000	4,699,000	4,972,000	8,118,000
Other income (expense), net	94,000	139,000	(405,000)	(132,000)
Net loss	(1,704,000)	(1,501,000)	(2,319,000)	(5,628,000)
Net loss per share, basic and diluted (restated)(1)	$(1.22)	$(1.07)	$(1.66)	$(4.02)

(1)
Refer to Note 2, "Summary of Significant Accounting Policies—Restatement" for a description of the restatement.

12. Subsequent Events

        On January 31, 2013 the Company drew down an additional $5,000,000 of available funds under its credit facility and on February 28, 2013, the Company drew the remaining $5,000,000.