Form 10-Q/A
period 2013-03-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2013-09-27
CIK 1436304

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 originally filed with the Securities and Exchange Commission (“SEC”) on May 13, 2013 (the “Original Filing”) to correct the presentation of basic and diluted weighted average shares outstanding and the related net loss per share for the three months ended March 31, 2012, and to update the related disclosures found in the financial statements.

Description of the Restatement

We are filing this amendment to correct the previously reported basic and diluted net loss per share amounts for the three months ended March 31, 2012.  Although net loss was correct as reported, basic and diluted net loss per share was incorrectly computed.  Basic and diluted net loss per share is calculated by dividing net loss for the period by the basic and diluted weighted average number of shares outstanding during that period.  In the restated period, preferred shares issued prior to the Company’s initial public offering in October 2012 were inappropriately included in the weighted average shares outstanding used to calculate basic and diluted net loss per share from their date of issuance and should not have been included in the calculation of weighted average shares outstanding as the shares did not actually convert to common shares until the Company’s initial public offering.  Similarly, the effects of the assumed conversion of the preferred shares should not have been included in the diluted net loss per share calculation as the effect was anti-dilutive.

For more information regarding the calculation of net loss per common share, please refer to Note 10, “Basic and Dilutive Net Loss per Common Share.”

The corrections have no impact on the Company’s net loss reported in the statement of operations and comprehensive loss, balance sheets, or the statements of cash flows for the above mentioned period.  The basic and diluted net loss per share presented for the three months ended March 31, 2013 is correct and is not being restated.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•      Part I — Item 1. Financial Statements (unaudited); and

•      Part II — Item 4. Controls and Procedures

•      Part II — Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

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

KYTHERA BIOPHARMACEUTICALS, INC.

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

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2013	2012
License income	$—	$1,924,000
Sublicense expense	—	176,000
Gross margin	—	1,748,000
Operating expenses:
Research and development	10,034,000	6,488,000
General and administrative	3,725,000	2,192,000
Total operating expenses	13,759,000	8,680,000
Loss from operations	(13,759,000)	(6,932,000)
Interest income	28,000	—
Interest expense	(395,000)	(52,000)
Warrant and other income (expense), net	—	101,000
Net loss	$(14,126,000)	$(6,883,000)
Other comprehensive loss:
Unrealized loss on marketable securities	(8,000)	—
Comprehensive loss	$(14,134,000)	$(6,883,000)
Per share information:
Net loss, basic and diluted—restated (1)	$(0.77)	$(4.91)

Basic and diluted weighted average shares outstanding—restated (1)	18,335,000	1,401,000

(1)  2012 Restated

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

The information included in this quarterly report on Form 10-Q/A should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A filed with the SEC for the year ended December 31, 2012.

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A filed with the SEC for the year ended December 31, 2012.

The accompanying financial information for the three months ended March 31, 2013 and 2012 are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2013, our statement of operations and comprehensive loss for the three months ended March 31, 3013 and 2012 and our cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Restatement

The Company has determined that restatements are required to previously reported basic and diluted net loss per share for the three months ended March 31, 2012 due to an error in the computation. Basic and diluted net loss per share is calculated by dividing net loss for the period by the basic and diluted weighted average number of shares outstanding during that period.  In the restated period, preferred shares issued prior to the Company’s initial public offering in October 2012 were inappropriately included in the weighted average shares outstanding used to calculate basic and diluted net loss per share from their date of issuance and should not have been included in the calculation of weighted average shares outstanding as the shares did not actually convert to common shares until the Company’s initial public offering.

A summary of the impact of the correction of the errors on the net loss per share, basic and diluted, is as follows:

Three Months Ended March 31, 2012
Net loss per share, basic and diluted—originally reported	$(0.53)
Difference in net loss per share, basic and diluted	(4.38)
Net loss per share, basic and diluted—restated	$(4.91)

Reconciliation of net loss per share, basic and diluted	Three Months Ended March 31, 2012

Numerator
Net loss	$(6,883,000)

Denominator
Weighted average shares, basic and diluted—originally reported	12,934,000
Remove previously reported effect:
Redeemable convertible preferred stock (incorrectly included from issuance)	(11,533,000)
Weight average shares, basic and diluted—restated (1)	1,401,000
Net loss per share, basic and diluted—restated	$(4.91)

(1)   Since the numerator used to calculate diluted net loss per share was a loss for the period presented, the dilutive effects of stock options, warrants and redeemable convertible preferred stock were not included since the effect was anti-dilutive.

The corrections have no impact on the Company’s balance sheets, net loss, or the statements of cash flows for the above mentioned period.

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

6. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

March 31, 2013
Common stock options outstanding	2,338,000
Common stock options available for grant	764,000
Total common shares reserved for future issuance	3,102,000

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

10. Basic and Dilutive Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of warrants to purchase redeemable convertible preferred stock and options outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of warrants to purchase redeemable convertible preferred stock and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share for the three months ended March 31, 2013 and 2012.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2013	2012
Warrants outstanding	—	365,000
Stock options outstanding	2,338,000	1,804,000
Total potential dilutive securities—originally reported	2,338,000	2,169,000
Conversion of preferred stock—restated		11,533,000
Total potential dilutive securities—restated		13,702,000

See Note 2, “Summary of Significant Accounting Policies — Restatement” regarding the restatement of March 31, 2012 basic and diluted weighted average shares outstanding and per share information.

PART II. Other Information

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

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the material weakness in our internal controls that existed as of December 31, 2012 as identified and discussed in our Annual Report on Form 10-K/A filed with the SEC on September 27, 2013, the Company has established an appropriate calculation model to properly capture current share activity and properly determine the number of weighted average shares outstanding for each reporting period. This process includes the preparation and review of the calculation by individuals who have appropriate knowledge of the accounting literature and knowledge of transactions that may impact share activity to be considered for earnings per share purposes.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
10.1	Employment agreement, dated March 23, 2013, by and between Frederick Beddingfield, III, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	10-K	3/26/2013	10.18
10.2	Separation Agreement and Release, dated March 27, 2013, by and between Patricia Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	8-K	4/2/2013	10.1
10.3	Senior Advisor to the Board of Directors Agreement, effective March 28, 2013, by and between Patricia Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	8-K	4/2/2013	10.2
10.4	Commercial Development and Supply Agreement by and between KYTHERA Biopharmaceuticals, Inc. and Cambridge Major Laboratories, Inc. †	10-Q	5/13/2013	10.4
10.5	Fourth Amendment, dated March 28, 2013, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and Kythera Biopharmaceuticals, Inc.	10-Q	5/13/2013	10.5
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-Q	5/13/2013	31.1
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-Q	5/13/2013	31.2
31.3	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.4	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**	10-Q	5/13/2013	32.1
32.2

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

**               The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

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