Form 10-Q/A
period 2013-06-30
KYTHERA BIOPHARMACEUTICALS INC
filed 2013-09-27
CIK 1436304

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 originally filed with the Securities and Exchange Commission (“SEC”) on August 6, 2013 (the “Original Filing”) to correct the presentation of basic and diluted weighted average shares outstanding and the related net income (loss) per share for the three and six months ended June 30, 2012, and to update the related disclosures found in the financial statements.

Description of the Restatement

We are filing this amendment to correct the previously reported basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2012.  Although net income (loss) was correct as reported, basic and diluted net income (loss) per share was incorrectly computed.  Basic and diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the basic and diluted weighted average number of shares outstanding during that period.  In the restated periods, preferred shares issued prior to the Company’s initial public offering in October 2012 were inappropriately included in the weighted average shares outstanding used to calculate basic and diluted net income (loss) per share from their date of issuance and should not have been included in the calculation of the weighted average shares outstanding as the shares did not actually convert to common shares until the Company’s initial public offering.  Similarly, the effects of the assumed conversion of the preferred shares should have only been included in the diluted net income per share prior to actual conversion to the extent that the impact would have been dilutive, which only occurred for the three month period ended June 30, 2012. In addition, options to purchase common stock should have been included in the calculation of diluted net income per share for the three month period ended June 30, 2012 as the effect was dilutive.

For more information regarding the calculation of net (loss) income per common share, please refer to Note 10, “Basic and Dilutive Net (Loss) Income per Common Share.”

The corrections have no impact on the Company’s net (loss) income reported in the statement of operations and comprehensive loss, balance sheets, or the statements of cash flows for any of the above mentioned periods.  The basic and diluted net loss per share presented for the three and six months ended June 30, 2013 is correct and is not being restated.

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

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

License income	$—	$17,763,000	$—	$19,687,000
Sublicense expense	—	1,760,000	—	1,936,000
Gross margin	—	16,003,000	—	17,751,000
Operating expenses:
Research and development	7,767,000	8,399,000	17,801,000	14,884,000
General and administrative	3,973,000	2,469,000	7,698,000	4,661,000
Total operating expenses	11,740,000	10,868,000	25,499,000	19,545,000
(Loss) income from operations	(11,740,000)	5,135,000	(25,499,000)	(1,794,000)
Interest income	35,000	—	63,000	—
Interest expense	(553,000)	(52,000)	(948,000)	(104,000)
Warrant and other income (expense), net	—	(577,000)	—	(476,000)
Net (loss) income	$(12,258,000)	$4,506,000	$(26,384,000)	$(2,374,000)
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(23,000)	—	(31,000)	—
Comprehensive (loss) income	$(12,281,000)	$4,506,000	$(26,415,000)	$(2,374,000)
Per share information:
Net (loss) income, basic—restated (1)	$(0.67)	$3.17	$(1.44)	$(1.68)
Net (loss) income, diluted—restated (1)	$(0.67)	$0.32	$(1.44)	$(1.68)

Basic weighted average shares outstanding—restated (1)	18,423,000	1,422,000	18,379,000	1,412,000
Diluted weighted average shares outstanding—restated (1)	18,423,000	14,009,000	18,379,000	1,412,000

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

The information included in this quarterly report on Form 10-Q/A should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A filed with the SEC for the year ended December 31, 2012 and in the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2013.

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

Restatement

The Company has determined that restatements are required to previously reported basic and diluted net income (loss) per share for the three and six months ended June 30, 2012 due to an error in the computation. Basic and diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the basic and diluted weighted average number of shares outstanding during that period.  In the restated periods, preferred shares issued prior to the Company’s initial public offering in October 2012 were inappropriately included in the weighted average shares outstanding used to calculate basic and diluted net income (loss) per share from their date of issuance and should not have been included in the calculation of the weighted average shares outstanding as the shares did not actually convert to common shares until the Company’s initial public offering.  Similarly, the effects of the assumed conversion of the preferred shares should have only been included in the diluted net income per share prior to actual conversion to the extent that the impact was dilutive, which occurred only for the three month period ended June 30, 2012. In addition, options to purchase common stock should have been included in the calculation of diluted net income per share for the three month period ended June 30, 2012 as the effect was dilutive.

A summary of the impact of the correction of the errors on the net income (loss) per share, basic and diluted, is as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net income (loss) per share, basic and diluted—originally reported	$0.35	$(0.18)
Difference in net income (loss) per share, basic	2.82	(1.50)

Net income (loss) per share, basic—restated	$3.17	$(1.68)

Difference in net income (loss) per share, diluted	(0.03)	(1.50)
Net income (loss) per share, diluted—restated	$0.32	$(1.68)

Reconciliation of net income (loss) per share, basic and diluted	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Numerator
Net income (loss)	$4,506,000	$(2,374,000)

Denominator
Weighted average shares, basic—originally reported	12,955,000	12,945,000
Remove previously reported effect:
Redeemable convertible preferred stock (assumed conversion from issuance)	(11,533,000)	(11,533,000)
Weighted average shares, basic—restated	1,422,000	1,412,000
Net income (loss) per share, basic—restated	$3.17	$(1.68)

Weighted average shares, diluted—originally reported	12,955,000	12,945,000
Remove previously reported effect:
Redeemable convertible preferred stock (incorrectly included from issuance)	—	(11,533,000)
Add correct effect of dilutive securities:
Stock options (1)	1,054,000	—
Warrants (1)	—	—
Weighted average shares, diluted—restated	14,009,000	1,412,000
Net income (loss) per share, diluted—restated	$0.32	$(1.68)

(1)         Since the numerator was a loss for the six months ended June 30, 2012, the dilutive effects of stock options, warrants and redeemable convertible preferred stock were not included since the effect was anti-dilutive.

The corrections have no impact on the Company’s balance sheets, net loss, or the statements of cash flows for any of the above mentioned periods.

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

6. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

June 30, 2013
Common stock awards outstanding	2,308,000
Common stock awards available for grant	524,000
Total common shares reserved for future issuance	2,832,000

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

10. Basic and Dilutive Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of warrants to purchase redeemable convertible preferred stock and option outstanding. Diluted net (loss) income per common share is computed by dividing the net (loss) income by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of warrants to purchase redeemable convertible preferred stock and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three and Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Warrants outstanding	—	365,000	365,000
Stock awards outstanding	2,308,000	1,871,000	1,871,000
Total potential dilutive shares—originally reported	2,308,000	2,236,000	2,236,000
Conversion of preferred shares			11,533,000
Total potential dilutive shares—restated			13,769,000

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share computations for the three months ended June 30, 2012 (restated):

Reconciliation of net income per share, basic and diluted	Three Months Ended June 30, 2012

Numerator
Net income used to compute net income per share, basic and diluted	$4,506,000

Denominator
Weighted average common shares outstanding used to compute net income per share:
Basic shares	1,422,000
Conversion of preferred stock	11,533,000
Stock options	1,054,000
Diluted shares	14,009,000
Per share information:
Net income per share, basic- restated	$3.17
Net income per share, diluted- restated	$0.32

See Note 2, “Summary of Significant Accounting Policies—Restatement” regarding restatement of 2012 basic and diluted weighted average shares outstanding and per share information.

PART II. Other Information

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
10.1	Commercial Development and Supply Agreement by and between KYTHERA Biopharmaceuticals, Inc. and Cambridge Major Laboratories, Inc. †	10-Q	5/13/2013	10.4
10.2	Fourth Amendment, dated March 28, 2013, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and Kythera Biopharmaceuticals, Inc.	10-Q	5/13/2013	10.5
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-Q	8/06/2013	31.1
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-Q	8/06/2013	31.2
31.3	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.4	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**	10-Q	8/06/2013	32.1
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

**               The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

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