Form 10-Q
period 2013-09-30
KYTHERA BIOPHARMACEUTICALS INC
filed 2013-11-14
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 15, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 21,400,605.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,186,000	$79,311,000
Restricted cash, current portion	9,681,000	7,657,000
Marketable securities	28,856,000	—
Deferred transaction costs	354,000	—
Prepaid expenses and other current assets	414,000	621,000
Total current assets	64,491,000	87,589,000
Property and equipment, net	121,000	275,000
Restricted cash—net of current portion	—	8,321,000
Other assets	37,000	37,000
Total assets	$64,649,000	$96,222,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,512,000	$2,152,000
Accrued personnel costs	2,224,000	2,173,000
Accrued costs for services	5,675,000	4,862,000
Accrued interest	233,000	22,000
Note payable, current portion	5,403,000	1,160,000
Deferred development funds, current portion	5,175,000	5,853,000
Total current liabilities	20,222,000	16,222,000
Deferred rent	10,000	9,000
Deferred development funds—net of current portion	—	8,321,000
Note payable—net of current portion	7,407,000	2,764,000
Total liabilities	27,639,000	27,316,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000,000 shares authorized, 18,774,000 and 18,325,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid in capital	195,195,000	189,212,000
Accumulated other comprehensive income	14,000	—
Accumulated deficit	(158,199,000)	(120,306,000)
Total stockholders’ equity	37,010,000	68,906,000
Total liabilities and stockholders’ equity	$64,649,000	$96,222,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

License income	$—	$—	$—	$19,687,000
Sublicense expense	—	—	—	1,936,000
Gross margin	—	—	—	17,751,000
Operating expenses:
Research and development	6,970,000	13,923,000	24,770,000	28,808,000
General and administrative	4,034,000	2,439,000	11,732,000	7,102,000
Total operating expenses	11,004,000	16,362,000	36,502,000	35,910,000
Loss from operations	(11,004,000)	(16,362,000)	(36,502,000)	(18,159,000)
Interest income	32,000	—	95,000	—
Interest expense	(537,000)	(78,000)	(1,486,000)	(182,000)
Warrant and other income (expense), net	—	54,000	—	(422,000)
Net loss	$(11,509,000)	$(16,386,000)	$(37,893,000)	$(18,763,000)
Other comprehensive (loss) income:
Unrealized gain on marketable securities	45,000	—	14,000	—
Comprehensive loss	$(11,464,000)	$(16,386,000)	$(37,879,000)	$(18,763,000)
Per share information:
Net loss, basic and diluted	$(0.62)	$(11.41)	$(2.05)	$(13.21)

Basic and diluted weighted average shares outstanding	18,666,000	1,436,000	18,476,000	1,420,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(37,893,000)	$(18,763,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	382,000	—
Amortization of debt issuance cost	255,000	183,000
Depreciation	196,000	442,000
Revaluation of redeemable convertible preferred stock warrants	—	422,000
Stock-based compensation	4,804,000	1,423,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	369,000	(41,000)
Restricted cash	6,297,000	(9,905,000)
Deferred licensor payment	—	352,000
Other assets	—	(6,000)
Accounts payable and other accrued liabilities	435,000	1,021,000
Deferred revenue	—	(3,847,000)
Deferred development funds	(8,999,000)	10,392,000
Deferred payable to licensor	—	1,268,000
Deferred rent	1,000	1,000
Net cash used in operating activities	(34,153,000)	(17,058,000)
Investing activities
Purchases of marketable securities	(32,386,000)	—
Proceeds from sales of marketable securities	3,000,000	—
Investment in property and equipment	(42,000)	(147,000)
Net cash used in investing activities	(29,428,000)	(147,000)
Financing activities
Proceeds from common stock option exercises	1,179,000	75,000
Borrowings on credit facility	10,000,000	—
Repayment of note payable	(1,369,000)	—
Deferred transaction costs	(354,000)	(2,367,000)
Net cash provided by (used in) financing activities	9,456,000	(2,292,000)
Net decrease in cash and cash equivalents	(54,125,000)	(19,497,000)
Cash and cash equivalents at beginning of period	79,311,000	34,577,000
Cash and cash equivalents at end of period	$25,186,000	$15,080,000
Supplemental disclosures
Issuance of common stock for services rendered	$101,000	$43,000
Interest expense paid in cash	$1,020,000	$—
Issuance of redeemable convertible preferred stock warrants for senior loan facility commitment	$—	$534,000
Issuance of redeemable convertible preferred stock for licensor payment	$—	$158,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

September 30, 2013

(unaudited)

1. Organization and Basis of Presentation

KYTHERA Biopharmaceuticals, Inc. (“KYTHERA” or the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. The Company’s objective is to develop first-in-class, prescription aesthetic products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. The Company’s initial focus is on the facial aesthetics market, which comprises the majority of the aesthetics medicine market. The Company’s product candidate, ATX-101, is a potential first-in-class, injectable drug in late stage clinical development for the reduction of submental fat, which commonly presents as an undesirable “double chin.”

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and in the Company’s Quarterly Reports on Form 10-Q/A for the periods ended June 30, 2013 and March 31, 2013 filed with the Securities Exchange Commission (“SEC”).

In October 2013, the Company sold 2,622,950 shares of common stock, $0.00001 par value per share, in an underwritten public offering at a price to the public of $45.75 per share. In November 2013, the underwriters purchased an additional 297,042 shares of common stock pursuant to their option to purchase additional shares. The Company received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discounts and offering related transaction costs. The accompanying financial statements, including share and per share amounts, do not include the effects of this public offering. The shares were issued pursuant to registration statement on Form S-1, as amended and supplemented (File No. 333-191450).

2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2013 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A filed with the SEC for the year ended December 31, 2012.

The accompanying financial information for the three and nine months ended September 30, 2013 and 2012 are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our statement of financial position as of September 30, 2013, our statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and our statements of cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Restatement

In September 2013, the Company determined that restatements were required to several previously reported basic and diluted net income (loss) per share amounts for periods prior to and including December 31, 2012 due to an error in the computation. The Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 and Quarterly Reports on Form 10-Q/A for the quarters ended June 30, 2013 and March 31, 2013 were filed with the SEC on September 27, 2013 to reflect the restated basic and diluted net income (loss) per share amounts for such periods. The restatement had no impact on the Company’s balance sheets, net loss or the statements of cash flows or stockholders’ equity (deficit) for any of the above mentioned periods. For a more detailed explanation of the restatements, please refer to such filings.  No periods reflected in this Quarterly Report on Form 10Q have been restated.

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

Cash, Cash Equivalents and Marketable Securities

All highly liquid securities with maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of September 30, 2013 and December 31, 2012, cash and cash equivalents were comprised of funds invested in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

Investments with maturities of more than 90 days from the date of purchase are considered marketable securities. Marketable securities are stated at fair value. The Company has classified its marketable securities portfolio as available-for-sale securities. Accordingly, any unrealized gain or loss on the investments is reported as a component of accumulated other comprehensive income (loss). The amortized cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity, as applicable. Such amortizations and accretions are included as a component of interest income. The entire marketable securities portfolio is considered available for use in current operations and, accordingly, all such investments are considered current assets although the stated maturity of individual investments may be one year or more beyond the balance sheet date.

Realized gains and losses, determined on a specific identification basis, and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported as a component of interest income. When securities are sold, any associated unrealized gain or loss previously reported in accumulated other comprehensive income (loss) is reclassified out of stockholders’ equity and recorded in the statement of operations and comprehensive loss for the period. Accrued interest and dividends are included in interest income.

The Company reviews the available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable each quarter. If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and records the related charge as a reduction of interest income. No impairment was recognized for the three and nine months ended September 30, 2013 and 2012.

Property and Equipment

Property and equipment are recorded at historical cost and consisted of the following:

	September 30, 2013	December 31, 2012
Cameras	$923,000	$923,000
Computer hardware and electronics	182,000	147,000
Furniture and fixtures	234,000	227,000
Software	21,000	21,000
	1,360,000	1,318,000
Less accumulated depreciation	(1,239,000)	(1,043,000)
	$121,000	$275,000

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company had no disposals during the nine months ended September 30, 2013 and 2012.

Cameras were used in our clinical trials, are fully depreciated as of September 30, 2013 and are being held for disposal.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income or loss. The only components of accumulated other comprehensive income or loss are unrealized gains and losses on marketable securities. There were no reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2013 and 2012.

Deferred Transaction Costs

Deferred transaction costs reflect costs incurred related to our public offering in October 2013, which will be offset against the transaction proceeds.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. The fair value of cash equivalents, marketable securities and the note payable are discussed in Note 8, “Fair Value Measurements.”

Recent Accounting Pronouncements

In July 2013, a new accounting standard was issued that requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The standard is required to be adopted prospectively beginning on January 1, 2014 and may be applied retrospectively to each prior reporting period presented. The Company does not believe its adoption will have a material impact on the Company’s financial statements and related disclosures.

3. Marketable Securities

Our marketable securities held as of September 30, 2013 are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$3,000	$—	$2,003,000
Corporate debt securities:
Financial	19,804,000	11,000	(2,000)	19,813,000
Industrial	5,019,000	2,000	—	5,021,000
Other	2,019,000	1,000	(1,000)	2,019,000
Total available-for-sale securities	$28,842,000	$17,000	$(3,000)	$28,856,000

There were no material realized gains or losses from the sale of marketable securities during the three and nine months ended September 30, 2013 or 2012.

The maturities of our marketable securities as of September 30, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
Mature in one year or less	$21,658,000	$21,664,000
Mature after one year through two years	7,184,000	7,192,000
	$28,842,000	$28,856,000

4. Bridge Financing

In connection with a Bridge financing in 2006, the Company issued warrants exercisable for approximately 243,000 shares of Series B redeemable convertible preferred stock (“Series B Preferred”) at an exercise price of $7.6055 per share.

Prior to the Company’s initial public offering (“IPO”) in October 2012, the Company classified the warrants as a liability and re-measured the liability to estimated fair value at September 30, 2012 using the Black-Scholes option pricing model under the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 0.11%, and volatility of 45%.

The increase in the fair value of the warrants from issuance through our IPO in October of 2012, totaled $1,205,000 and was recorded in warrant and other income (expense), net, and included income of $32,000 and expense of $349,000 in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2012, respectively. Effective immediately prior to the closing of the Company’s IPO in October of 2012, the warrants for convertible preferred stock became warrants for common stock and their carrying value was reclassified to stockholders’ equity. All but warrants to purchase 178 shares of common stock were exercised during 2012, with the remaining warrants being exercised in January 2013, resulting in the net issuance of an aggregate of 153,000 shares of common stock.

5. Note Payable

On March 21, 2011, the Company executed a debt financing agreement whereby the Company had access to borrow up to $15,000,000 of senior loan financing through January 1, 2012. On December 30, 2011, the Company amended its credit facility to provide for an extension of its drawdown period through December 1, 2012, provided that it had drawn down at least $5,000,000 as of August 1, 2012. On July 23, 2012, the Company obtained an additional 60 day extension to the initial drawdown date from August 1, 2012 to October 1, 2012. For each draw, the Company shall make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn. Interest expense related to the note payable is being recorded on a straight-line basis over the term of the note utilizing the effective interest method.  The debt is secured by all the Company’s assets, except for the Company’s intellectual property, which is subject to a negative pledge agreement.

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

Upon extension of the credit facility in December 2011, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $13.9040. The estimated fair value of the warrant at issuance of approximately $1,074,000 was recorded as a deferred financing cost offsetting the note payable liability and is being amortized to interest expense over the expected term of the loan. As of September 30, 2013 and December 31, 2012, $15,000,000 and $5,000,000 respectively had been drawn. There is no further borrowing capacity under this facility as of September 30, 2013.

Effective immediately prior to the closing of the Company’s IPO, the warrants for convertible preferred stock became warrants for common stock and their carrying value was reclassified to stockholders’ equity. Prior to the IPO, the Company had classified the warrants as a liability and re-measured the liability to estimated fair value using the Black-Scholes option pricing model. Assumptions used to revalue the Series C Preferred warrants at September 30, 2012 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.34% and volatility of 75%. Assumptions used to revalue the Series D Preferred warrants at September 30, 2012 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.50% and volatility of 76%.

The increase in the fair value of the Series C Preferred warrants from issuance in March 2011 through the IPO in October of 2012, totaled $55,000 and was recorded in warrant and other income (expense), net, in the statements of operations and comprehensive loss, and included income of $6,000 and expense of $91,000 for the three and nine months ended September 30, 2012, respectively. The decrease in value of the Series D Preferred warrant from issuance in December 2011 through the IPO in October of 2012 totaled $18,000 and was recorded in warrant and other income (expense), net, in the statements of operations and comprehensive loss, and included income of $16,000 and $18,000 for the three and nine months ended September 30, 2012, respectively.

All warrants were exercised on a cashless basis in December of 2012 resulting in the net issuance of 49,000 shares of common stock.

Included in interest expense for the three and nine months ended September 30, 2013 and 2012 was amortization of debt issuance costs of $85,000, $255,000, $79,000 and $183,000, respectively, and interest expense of $452,000 and $1,231,000 related to the note payable for the three and nine months ended September 30, 2013. No interest expense was recorded for the three and nine months ended September 30, 2012 as no amounts had yet been drawn under the credit facility. The balance of accrued interest expense at September 30, 2013 was $233,000. The remaining unamortized debt issuance cost at September 30, 2013 was $821,000.

6. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

September 30, 2013
Common stock awards outstanding	2,312,000
Common stock awards available for grant	371,000
Total common shares reserved for future issuance	2,683,000

Stock Awards

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Award Plan (“the Plan”), which became effective upon completion of our IPO. The Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The Plan is the successor to the Amended and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. As of September 30, 2013 and December 31, 2012, a total of 3,224,000 and 2,491,000 shares, respectively were authorized for grant under the Plan.

Stock options may be granted with exercise prices not less than the fair market value of the Company’s common stock. Incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock (“a 10% stockholder”) are exercisable up to five years from the date of grant. The Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Plan expire no later than ten years from the date of grant. Options granted to employees under the Plan vest over periods determined by the board of directors, generally over a period of one to four years. The Company has granted certain performance-based incentive stock option awards that vest based on the achievement of certain predetermined milestones. Prior to our IPO, the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation. Since our IPO, the fair market value of our common stock is the closing share price as reported on the NASDAQ Global Select Market on the date of grant. The fair market value of the Company’s common stock was $45.59 and $30.34 at September 30, 2013 and December 31, 2012, respectively.

The Company estimates the fair value of its stock-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of complex and subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical public share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price in public markets becomes available. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and nine months ended September 30, 2013 and 2012, the Company applied forfeiture rates based on the Company’s historical forfeitures.

Total equity-based compensation cost recorded in the statements of operations and comprehensive loss, which includes stock-based compensation expense and the value of stock and options issued to nonemployees for services is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$1,376,000	$212,000	$2,852,000	$578,000
General and administrative	696,000	402,000	1,952,000	845,000
	$2,072,000	$614,000	$4,804,000	$1,423,000

As of September 30, 2013, there was $12,739,000 of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.47 years. For stock option awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

A summary of stock award activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2012	1,956,000	$5.86
Granted	887,000	24.60
Exercised	(444,000)	2.66
Cancelled	(87,000)	15.50
Outstanding at September 30, 2013	2,312,000	$13.29

The Company accounts for stock options issued to nonemployees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

7. Collaborations and Contingencies

Collaboration Arrangements

From time to time, the Company enters into collaborative arrangements for its research and development and manufacturing activities. Each collaboration is unique in nature and the Company’s significant agreements are discussed below.

Bayer

In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provides Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer’s affiliate, Intendis GmbH. These agreements are referred to jointly as the collaboration arrangement with Bayer, and Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid the Company an upfront license fee of approximately $21,319,000 and approximately $22,247,000 for research and development to fund a portion of Bayer’s European Phase III clinical trials. The Company is eligible to receive up to approximately $297,000,000 for certain development, manufacturing, regulatory and commercialization contingent payments upon the achievement by Bayer of specified events under our collaborative arrangement, as well as escalating royalties from the mid- to high-teens on Bayer’s net product sales of ATX-101. The first contingent event-based payment of $15,800,000 was received on May 31, 2012, triggered by the completion of Bayer’s European Phase III clinical trials for ATX-101, the receipt of two consecutive validated manufacturing lots and Bayer’s subsequent decision to pursue continued development and seek regulatory approval of ATX-101. This amount was recorded as revenue upon receipt as all revenue recognition criteria had been met. At this time, Bayer also elected to pursue additional research and development activities related to ATX-101, which are distinct from the original development activities, and subsequently funded $17,400,000 for these additional Bayer development activities. This payment was recorded as restricted cash and deferred development funds and will be recognized as an offset to development expense as the restricted cash is utilized to fund Bayer’s development activities. The contingent event based payments the Company may receive from Bayer pursuant to its collaboration arrangement do not meet the definition of a milestone under applicable ASC guidance, as achievement of the triggering events for such payments is based on the performance of Bayer and not the Company. Therefore, the milestone method will not be applied to those payments.

Bayer has the right to terminate the license agreement at any time upon advance notice of 180 days if Bayer determines that ATX-101 does not appear to be commercially viable or if there is a material change in circumstances that impacts the prospective profitability of ATX-101. The license agreement expires simultaneously with the expiration of royalties on a product-by-product/country-by-country basis, and expires in its entirety upon the expiration of royalties with respect to all products outside of the United States and Canada. Such royalties expire on the later of (i) the expiration of patent claims relating to ATX-101, (ii) the expiration of exclusivity extensions for ATX-101, or (iii) 15 years from the date of first commercial sale, each with respect to the relevant country. The royalty payments discussed above are subject to reduction in connection with, among other things, the entry into the market of certain products competitive to ATX-101. In the event a competitive product meeting certain qualifications is approved for sale and is actually and legally sold in a particular territory (in the case of the EU, any member country), the Company’s royalties on Bayer’s net sales of ATX-101 in that territory will be reduced from the mid- to high-teens to the low-single digits to low-teens depending upon the timing and territory of such competitive entry. Except with respect to the EU, the entry of a qualifying competitive product into one territory does not result in a reduction in the royalty payments applicable to Bayer’s net sales in other territories. Similarly, our royalties on Bayer’s net sales of ATX-101 would be reduced to the low- to mid-single digits, or eliminated entirely, in each country in which an approved generic is actually and legally sold in such country, depending on the timing and country of such generic entry. The license agreement may also be terminated by us upon Bayer commencing an action that challenges the validity of ATX-101-related patents or if Bayer ceases or abandons developing ATX-101 outside of the United States and Canada. The license agreement may also be terminated by either party in the event of a material breach by the other party.

License fees received in connection with the entry into the collaboration agreement of $21,319,000 were deferred and recognized on a straight-line basis over the period of substantial involvement in collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer. These activities were completed as of May 31, 2012.

Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and are recognized as an offset to research and development expenses as the restricted cash is utilized to fund development activities. Restricted cash and deferred development funds were presented as current and long-term on the condensed balance sheets and are based on the Company’s estimate of amounts that will be spent to fund development activities within the next 12 months. Amounts recognized as offsets to research and development expense were $3,006,000, $8,206,000, $1,769,000 and $8,311,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

The next contingent event-based payment is $39,600,000 and is subject to Bayer achieving regulatory approval of ATX-101 in the first of any major European country, which is defined as Germany, the United Kingdom, France, Spain or Italy. In addition, the Company is eligible to receive further payments upon the first commercial sales in two defined territories outside of the European Union (“EU”), if approved in those territories. The remaining contingent event payments are based on achieving certain net sales targets in Bayer’s territory in a calendar year.

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

At September 30, 2013 and December 31, 2012, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. These securities are investment grade with maturity dates of two years or less from the balance sheet date.  The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The Company had no assets or liabilities classified as Level 3. There were no material re-measurements to fair value during the nine months ended September 30, 2013 and 2012 of financial assets and liabilities that are not measured at fair value on a recurring basis.  There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2013 and 2012.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Fair Value Measurement at September 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
Assets
Cash equivalents	$22,295,000	$—	$—	$22,295,000
U.S. government agency securities	—	2,003,000	—	2,003,000
Corporate debt securities	—	26,853,000	—	$26,853,000
Total	$22,295,000	$28,856,000	$—	$51,151,000

	Fair Value Measurement at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Cash equivalents	$71,316,000	$—	$—	$71,316,000
Total	$71,316,000	$—	$—	$71,316,000

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the note payable approximates its fair value.

9. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At September 30, 2013 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of September 30, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2013 and 2012. The tax years 2005 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding the dilutive effects of redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and outstanding options. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus if dilutive, the effects of redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and options outstanding during the period calculated in accordance with the treasury stock method. Because the impact of these potentially dilutive securities was anti-dilutive during all periods presented, there was no difference between basic and diluted loss per common share for the three and nine months ended September 30, 2013 and 2012.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and options to purchase common stock, as the impact of such items are anti-dilutive during periods of net loss.  Shares excluded from the calculation, prior to the use of the treasury stock method, unweighted, were 2,312,000 and 13,806,000 at September 30, 2013 and 2012, respectively.

11. Subsequent Events

Public Offering

On October 15, 2013, the Company completed its offering of 2,622,950 shares of common stock at an offering price of $45.75 per share.  On November 12, 2013, the underwriters purchased an additional 297,042 shares of common stock pursuant to their option to purchase additional shares.  The Company received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discounts and offering related transaction costs. The financial statements as of September 30, 2013, including share and per share amounts, do not include the effects of the offering.

The table below shows, on a pro forma basis, the impact of the Company’s offering on certain condensed balance sheet items. The as adjusted condensed balance sheet data below gives effect to the sale of 2,919,992 shares of common stock from the offering at the public offering price of $45.75 per share, after deducting the underwriting discounts and commissions and offering related transaction expenses.

	As of September 30, 2013
	Actual	As Adjusted
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,042,000	$179,016,000
Working capital	44,269,000	169,243,000
Total assets	64,649,000	189,623,000
Accumulated deficit	(158,199,000)	(158,199,000)
Total stockholders’ equity	$37,010,000	$161,984,000

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (as amended) for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q (as amended) for the periods ended March 31, 2013 and June 30, 2013.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug currently in late stage clinical development for the reduction of submental fat, which commonly presents as an undesirable “double chin.” Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and durable results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market.

Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101. In August 2010, we entered into a license agreement and related collaboration agreement with Bayer to develop and commercialize ATX-101 for all indications. We have retained all rights to develop and commercialize ATX-101 in the United States and Canada and Bayer exclusively licensed the rights to ATX-101 in the rest of the world. We have not filed for approval with the FDA and Bayer has not filed for approval with any foreign regulatory agencies for the commercialization of ATX-101 and we have not generated any revenue from product sales. Historically we have funded substantially all of our operations through the sale and issuance of our common and preferred stock, convertible and venture debt, amounts received from U.S. Government grants and pursuant to our collaboration arrangement with Bayer.

We have never been profitable and, as of September 30, 2013, we had an accumulated deficit of $158.2 million. We incurred net losses of $11.5 million and $37.9 million for the three and nine months ended September 30, 2013, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

In September 2013, we announced positive topline results from our U.S. and Canadian Phase III clinical trials and in October 2013, we announced additional positive efficacy and patient satisfaction data from these trials.

In October 2013, we sold 2,622,950 shares of common stock in an underwritten public offering at a price to the public of $45.75 per share.  In November 2013, the underwriters purchased an additional 297,042 shares of common stock pursuant to their option to purchase additional shares.  We received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discount and offering related transaction costs.

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

Research and Development Expenses

Major components of our research and development costs are personnel costs, including cash and stock-based compensation expense, preclinical studies, clinical trials and related clinical manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In the three and nine months ended September 30, 2012 and 2013 we spent $13.9 million and $28.8 million, and $7.0 million and $24.8 million, respectively, on research and development expenses. Since inception through September 30, 2013, we have spent approximately $89.7 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

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

General and Administrative Expenses

Our general and administrative costs primarily consist of personnel costs, including cash and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the three and nine months ended September 30, 2012 and 2013 our general and administrative expenses totaled approximately $2.4 million and $7.1 million, and $4.0 million and $11.7 million, respectively. We expect our general and administrative costs will rise as we increase our headcount and expand our staffing and activities to support our operations as a public company and as we prepare for a potential commercial launch of ATX-101. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

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

The next contingent event-based payment is $39.6 million and is subject to Bayer achieving regulatory approval of ATX-101 in the first of any major European country, which is defined as Germany, the United Kingdom, France, Spain or Italy. In addition, the Company is eligible to receive further payments upon the first commercial sales in two defined territories outside of the EU, if approved in those territories. The remaining contingent event payments are based on achieving certain net sales targets in Bayer’s territory in a calendar year. Bayer expects to file a Marketing Authorization Application in 2014.

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

Collaboration Development Funds

Additionally, we have received approximately $39.6 million to fund certain further global development activities of ATX-101, which was recorded as restricted cash and deferred development funds and are an offset to research and development expenses as the restricted cash is utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $1.8 million, $8.3 million, $3.0 million and $8.2 million for the three and nine months ended September 30, 2012 and 2013, respectively.

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

There have been no significant changes in critical accounting policies during the three and nine months ended September 30, 2013, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K (as amended) filed with the SEC for the year ended December 31, 2012.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2013 (unaudited)

	Three Months Ended September 30,		Change
	2012	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	13,923	6,970	(6,953)	(50)
General and administrative	2,439	4,034	1,595	65
Total operating expenses	16,362	11,004	(5,358)	(33)
Loss from operations	(16,362)	(11,004)	5,358	(33)
Interest income	—	32	32	*
Interest expense	(78)	(537)	(459)	588
Warrant and other income (expense), net	54	—	(54)	(100)
Net loss	$(16,386)	$(11,509)	$4,877	(30)%

* Not meaningful.

Research and development expenses.  Research and development expenses decreased $7.0 million, or 50%, from $13.9 million for the three months ended September 30, 2012 to $7.0 million for the three months ended September 30, 2013. The decrease is primarily attributable to a decrease of $7.2 million in clinical trial costs as we incurred substantial costs for the enrollment and initiation of treatment of Phase III patients during the third quarter of 2012, and patients completing the follow up phases of the study during the third quarter of 2013. In addition, there was the related decrease in clinical materials of $1.8 million due to timing of activities related to materials and drug product to supply the U.S. Phase III trials.  The decrease was partially offset by higher costs from an increase in headcount and related personnel costs of $2.0 million, including increased stock compensation expense of $1.2 million resulting from an increase in grants, and an increase in share price.

General and administrative expenses.  General and administrative expenses increased by $1.6 million, or 65%, from $2.4 million for the three months ended September 30, 2012 to $4.0 million for the three months ended September 30, 2013. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $0.6 million, including increased stock compensation expense of $0.5 million, increased costs in connection with ATX-101 brand development and market research of $0.7 million and increased accounting and director fees and insurance costs of $0.4 million as a result of being a public company.

Interest income.  Interest income for the three months ended September 30, 2013 represents interest earned on marketable securities purchased during the first quarter of 2013 partially offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense increased by $0.5 million from $0.1 million for the three months ended September 30, 2012 to $0.5 million for the three months ended September 30, 2013. The increase is due to the interest expense incurred on the outstanding balance of the note payable.

Warrant and other income (expense), net.  Warrant and other income (expense), net, for the three months ended September 30, 2012 relates to the change in the fair value of the warrants due to revaluation. All warrants were exercised on a cashless basis in December 2012 and no warrants are outstanding as of September 30, 2013.

Comparison of Nine Months Ended September 30, 2012 and 2013 (unaudited)

	Nine Months Ended September 30,		Change
	2012	2013	$	%
	(unaudited)
	(in thousands, except percentages)
License income	$19,687	$—	$(19,687)	(100)%
Sublicense expense	1,936	—	(1,936)	(100)
Gross margin	17,751	—	(17,751)	(100)
Operating expenses:
Research and development	28,808	24,770	(4,038)	(14)
General and administrative	7,102	11,732	4,630	65
Total operating expenses	35,910	36,502	592	2
Loss from operations	(18,159)	(36,502)	(18,343)	101
Interest income	—	95	95	*
Interest expense	(182)	(1,486)	(1,304)	716
Warrant and other income (expense), net	(422)	—	422	(100)
Net loss	$(18,763)	$(37,893)	$(19,130)	102%

* Not meaningful.

License income.  License income in the nine months ended September 30, 2012 represents the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was fully amortized by May 31, 2012.

Sublicense expense.  Sublicense expense in the nine months ended September 30, 2012 represents the amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to our license agreement with Bayer, and was recognized on a straight-line basis over the same period that the license income was recorded and was fully amortized by May 31, 2012.

Research and development expenses.  Research and development expenses decreased $4.0 million, or 14%, from $28.8 million for the nine months ended September 30, 2012 to $24.8 million for the nine months ended September 30, 2013. The decrease is primarily attributable to a decrease in the U.S. and Canadian Phase III clinical trial costs of approximately $11.5 million as we transitioned from the enrollment and initiation of patient treatment during the first three quarters of 2012 to the post treatment follow up stage and the related decrease in clinical materials of $2.1 million due to timing of activities related to materials and drug product to supply the U.S. Phase III trials. These decreases were offset by higher costs from an increase in headcount and related personnel costs of $4.3 million, including increased stock compensation expense of $2.3 million, plus increases in consulting related to clinical study data integration and U.S. Phase III close out activities of approximately $4.6 million and an increase in research costs of $0.6 million.

General and administrative expenses.  General and administrative expenses increased by $4.6 million, or 65%, from $7.1 million for the nine months ended September 30, 2012 to $11.7 million for the nine months ended September 30, 2013. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $1.7 million, including increased stock compensation expense of $1.2 million, increased accounting, legal, director fees and insurance costs of $1.5 million as a result of being a public company and increased costs in connection with ATX-101 brand development and market research of $1.5 million.

Interest income.  Interest income for the nine months ended September 30, 2013 represents interest earned on marketable securities purchased during the first quarter of 2013 partially offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense increased by $1.3 million from $0.2 million for the nine months ended September 30, 2012 to $1.5 million for the nine months ended September 30, 2013. The increase is due to the interest expense incurred on the outstanding balance of the note payable.

Warrant and other income (expense), net.  Warrant and other income (expense), net, of $0.4 million for the nine months ended September 30, 2012 relates to the fair value of the warrants due to revaluation. All warrants were exercised on a cashless basis in December of 2012 and no warrants are outstanding as of September 30, 2013.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $18.8 million and $37.9 million, and used $17.1 million and $34.2 million of cash flows for our operating activities for the nine months ended September 30, 2012 and 2013, respectively. At September 30, 2013 we had an accumulated deficit of $158.2 million.

As of September 30, 2013, we had working capital of $44.3 million. We have principally financed our operations through sales and issuances of our equity securities, including our initial public offering in October 2012, as well as private placements of redeemable convertible preferred stock and convertible and venture debt, and amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate, ATX-101.

At September 30, 2013, we had capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $63.7 million, of which $9.7 million was restricted. Additionally, we have drawn $15.0 million under our credit facility and have no further borrowing capacity under our existing credit facility. Our funds are currently invested in money market funds, U.S. government agency securities, corporate debt securities and demand deposit accounts. Restricted cash was received in accordance with our collaboration arrangement with Bayer in order to fund continued development of ATX-101 under the terms of our collaboration agreement.

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

The next contingent event-based payment is $39.6 million and is subject to Bayer achieving regulatory approval of ATX-101 in the first of any major European country, which is defined as Germany, the United Kingdom, France, Spain or Italy.  In addition, the Company is eligible to receive further payments upon the first commercial sales in two defined territories outside of the EU, if approved in those territories.  The remaining contingent event payments are based on achieving certain net sales targets in Bayer’s territory in a calendar year.

On October 15, 2013, we completed a public offering of 2,622,950 shares of common stock at an offering price of $45.75 per share.  On November 12, 2013, the underwriters purchased an additional 297,042 shares of common stock pursuant to their option to purchase additional shares.  We received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discount and offering related transaction costs.

We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional financing in the future to fund our operations or develop additional product candidates. We may seek to sell additional equity, issue debt or convertible debt securities or securitize future royalty and milestone payments from Bayer that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the achievement of milestones and receipt from Bayer of milestone payments and royalties, if ATX-101 is approved for commercial use in Bayer’s licensed territories, are not assured. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Our future capital requirements depend on many factors, including:

•                  any unexpected results from further analysis beyond the topline data of our recently completed U.S. and Canadian Phase III clinical trials for ATX 101;

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

Note Payable

On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse”), which we refer to as our credit facility, which provided access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. As of September 30, 2013 and December 31, 2012, we had drawn $15.0 million and $5.0 million, respectively, and no longer have any further borrowing capacity under the credit facility. The credit facility includes various covenants, and we were in compliance with all covenants at September 30, 2013.

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

Summary Statements of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2012 and 2013.

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
Net cash (used in) provided by
Operating activities	$(17,058)	$(34,153)
Investing activities	(147)	(29,428)
Financing activities	(2,292)	9,456
Net decrease in cash and cash equivalents	$(19,497)	$(54,125)

Net cash used in operating activities.  Net cash used in operating activities was $17.1 million for the nine months ended September 30, 2012 and consisted primarily of a net loss of $18.8 million and stock-based compensation of $1.4 million. The significant items in the change in operating assets and liabilities include an increase in restricted cash of $9.9 million and a decrease in deferred revenue of $3.8 million, offset by an increase in deferred development funds of $10.4 million and an increase in the deferred payable to licensor of $1.3 million. The decrease in deferred revenue is due to the recognition of the remaining unamortized portion of the upfront license payment received as part of our license agreement with Bayer. The increase in the deferred development funds and restricted cash is due to the receipt of $17.4 million in May 2012 under the collaboration agreement with Bayer.

Net cash used in operating activities was $34.2 million for the nine months ended September 30, 2013 and consisted primarily of a net loss of $37.9 million and stock-based compensation of $4.8 million. The significant items in the change in operating assets and liabilities include a decrease in deferred development funds of $9.0 million offset by a decrease in restricted cash of $6.3 million. The decrease in the deferred development funds and restricted cash is due to the continuing performance of our obligations under our collaboration agreement with Bayer.

Net cash used in investing activities.  Net cash used in investing activities for the nine months ended September 30, 2012 and 2013 was $0.1 and $29.4 million, respectively. These amounts represent purchases of marketable securities of $32.4 million offset by the proceeds from sale of marketable securities of $3.0 million for the nine months ended September 30, 2013 and purchases of property and equipment for the nine months ended September 30, 2012 and 2013.

Net cash (used in) provided by financing activities.  Net cash used in financing activities for the nine months ended September 30, 2012 was $2.3 million and was due to deferred transaction cost of $2.4 million related to our initial public offering offset by proceeds received from the exercise of stock options to purchase shares of our common stock.  Net cash provided by financing activities was $9.5 million for the nine months ended September 30, 2013, and was primarily due to the draw of $10.0 million from the credit facility.

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

Cash and Cash Equivalents, Marketable Securities and Restricted Cash

As of September 30, 2013, we had cash and cash equivalents, marketable securities and restricted cash of $63.7 million, of which $9.7 million is restricted. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At September 30, 2013, our cash and cash equivalents and marketable securities and restricted cash were comprised of funds in cash, money market accounts, U.S. government agency securities and investment grade, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Business and Capital Requirements

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate and no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, for which we recently completed our U.S. and Canadian Phase III clinical trials. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2012 and the nine months ended September 30, 2013 was approximately $36.8 million and $37.9 million, respectively. As of September 30, 2013, we had an accumulated deficit of $158.2 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on the success of our only product candidate, ATX-101.

To date, we have invested nearly all of our efforts and financial resources in the research and development of ATX-101, which is currently our only product candidate. In particular, we have completed seven Phase I and three Phase II clinical studies and two European Phase III clinical trials, and we have recently completed two U.S. and Canadian Phase III clinical trials.

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of ATX-101 and any future product candidates. The clinical and commercial success of ATX-101 will depend on a number of factors, including the following:

•                  any unexpected results from further analysis beyond the topline data of our recently completed U.S. and Canadian Phase III clinical trials;

•                  timely completion of our ongoing or upcoming clinical trials, which may be slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

•                  our ability to demonstrate the safety and efficacy of ATX-101 to the satisfaction of the FDA;

•                  Bayer’s ability to obtain, and the timing of, regulatory approval of ATX-101 outside the United States and Canada;

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

•                  the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of ATX-101 or any future product candidates, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice, or CGMP regulations;

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

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of ATX-101. If we are not successful in obtaining approval of and commercializing ATX-101, or are significantly delayed in doing so, our business will be materially harmed.

We or Bayer may be unable to obtain regulatory approval for ATX-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of ATX-101 and adversely impact our potential to generate revenue, our business and our results of operations.

To gain approval to market a drug product, we, or Bayer in the case of ATX-101 outside of the United States and Canada, must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, efficacy and compliant manufacturing of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials and manufacturing, even after promising results in earlier preclinical or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties, including Bayer, may not be indicative of the results in trials we may conduct.

We recently announced positive topline results from our pivotal U.S. and Canadian Phase III clinical trials for our only product candidate, ATX-101, and our business currently depends entirely on its successful development, regulatory approval and commercialization. We currently have no drug products approved for sale, and neither we nor Bayer may ever obtain regulatory approval to commercialize ATX-101. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market ATX-101 in the United States unless and until we receive approval of an NDA from the FDA, and Bayer is not permitted to market ATX-101 in any foreign countries unless and until it receives the requisite approval from the regulatory authorities of such countries.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of ATX-101 for many reasons, including:

•                  inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that ATX-101 is safe and effective for the requested indication;

•                  the FDA’s or the applicable foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;

•                  inability to demonstrate that the clinical and other benefits of ATX-101 outweigh any safety or other perceived risks;

•                  the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•                  the FDA’s or the applicable foreign regulatory agency’s non-approval of ATX-101’s chemistry, manufacturing or controls or labeling;

•                  the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers and testing labs with whom we or Bayer contract; or

•                  the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data or regulatory filings or those of Bayer insufficient for approval.

In addition, on October 1, 2013, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2014 fiscal year. If the U.S. federal government experiences similar shutdowns in the future for a prolonged period of time, it could result in significant delays in the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

•                  the clinical indications for which the product is approved and whether our desired labeling is approved;

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. As of September 30, 2013, we had working capital of $44.3 million and capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $63.7million, of which $9.7 million was restricted. We have drawn down the full $15.0 million available under our credit facility and no longer have any established future borrowing capacity. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical development and regulatory preparedness of ATX-101, preparing and filing the NDA filing, preparations for a commercial launch of ATX-101, if approved, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 or any future product candidates.

We believe our existing cash and cash equivalents, will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•                  any unexpected results from further analysis beyond topline data of our recently completed U.S. and Canadian Phase III clinical trials for ATX-101;

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

•                  the number and characteristics of any additional product candidates we may develop or acquire;

•                  the scope, progress, results and costs of researching and developing ATX-101 or any future product candidates, and conducting preclinical and clinical trials;

•                  the cost of commercialization activities if ATX-101 or any future product candidates are approved for sale, including marketing, sales and distribution costs and preparedness of our corporate infrastructure;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•                  delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for ATX-101 or any future product candidates;

•                  delay, limit, reduce or terminate our research and development activities; or

•                  delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize ATX-101 or any future product candidates.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the clinical trial process. For example, we have in the past terminated early-stage development and clinical programs for other potential drug candidates due to a lack of sufficient efficacy or the potential for unacceptable adverse reactions to a particular drug candidate, as well as our desire to concentrate our efforts on the development of ATX-101. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical studies for ATX-101 do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our ongoing or future clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

If we experience delays in the completion of, or terminate, any clinical trial of our future product candidates, if any, the commercial prospects of these product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of a product candidate.

The commercial success of ATX-101 outside of the United States and Canada depends significantly on the development and marketing efforts of Bayer, and if Bayer fails to perform as expected, or is unable to obtain the required regulatory approvals for ATX-101, the potential for us to generate future revenue from royalties and milestone payments from ATX-101 outside the United States and Canada would be significantly reduced and our business would be materially and adversely harmed.

In August 2010, we entered into a license agreement and a related collaboration agreement with Bayer. Under our collaboration arrangement, Bayer assumed responsibility for obtaining and maintaining regulatory approval for ATX-101 from regulatory agencies outside of the United States and Canada. Bayer is solely responsible for the commercialization of ATX-101 outside the United States and Canada, if regulatory approval is achieved in those territories. The potential for us to generate revenue from royalties and milestone payments from ATX-101 outside of the United States and Canada depends entirely on the successful development, regulatory approval, marketing and commercialization of ATX-101 by Bayer, which is outside of our control. Any of the following events or factors could have a material adverse effect on the potential and timing for us to receive regulatory and commercial milestone payments and generate royalties from Bayer from the sale of ATX-101 outside of the United States and Canada:

•                  Bayer’s receipt of, or failure to comply with, additional requests and recommendations from relevant foreign regulatory agencies, including any request for additional clinical trials;

•                  Bayer’s inability to obtain all necessary approvals from regulatory agencies outside the United States and Canada;

•                  Bayer’s failure to commit adequate resources to the development, regulatory approval, marketing, distribution and intellectual property protection of ATX-101;

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

•                  any failure of ATX-101 to achieve market acceptance by physicians and patients; and

•                  any failure of ATX-101 to compete successfully against regulated or unregulated alternative products and therapies.

In order to obtain approval from applicable foreign regulatory agencies, for ATX-101, Bayer will need to demonstrate, through adequate and well-controlled clinical trials, that ATX-101 is safe and effective for each proposed indication. However, ATX-101 may not be approved by foreign regulatory agencies even though it has met its specified endpoints in the pivotal European Phase III clinical trials conducted to date, which were overseen by Bayer. The applicable foreign regulatory agencies may disagree with the trial design and/or the interpretation of data from clinical trials, may ask Bayer to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for the clinical trials. The applicable foreign regulatory agencies may also approve ATX-101 for more limited indications than Bayer may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the applicable foreign regulatory agencies may not approve the labeling claims that Bayer believes are necessary or desirable for the successful commercialization of ATX-101.

If Bayer does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval and commercialization efforts related to ATX-101 in the territories Bayer has licensed from us could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of ATX-101 outside the United States and Canada. In that event, we would likely be required to substantially limit the size and scope of the development and commercialization of ATX-101 or seek additional financing to fund further development, and our potential to generate future revenue from royalties and milestone payments from ATX-101 outside the United States and Canada would be significantly reduced and our business would be materially and adversely harmed.

ATX-101, if approved, will face significant competition and the failure by us or Bayer to effectively compete may prevent us from achieving significant market penetration.

The aesthetic product market, and the facial aesthetics market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We and Bayer are seeking regulatory approval of ATX-101 for the reduction in submental fat. A substantial portion of our target physician market is comprised of plastic surgeons and some dermatologists who utilize liposuction and other procedures for fat reduction. Such physicians may find it more advantageous to utilize these surgical and non-surgical procedures to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. We anticipate that ATX-101, if approved, may, for some patients, compete for a share of their discretionary budget with other facial aesthetic products, including injectable botulinum toxins and dermal fillers, as well as for share of mind within the physician’s office for improving facial aesthetics. In addition, we expect that ATX-101, if approved, will compete with new and existing therapies for the treatment of localized fat, including, liposuction and other procedures, as well as other technologies aimed at fat reduction, including laser energy-based and ultrasound energy-based products. We believe that some of these products have been or may be marketed and used for the reduction of submental fat even though they have not been approved for that purpose.

If approved, ATX-101 may also compete with unregulated, unapproved and off-label fat reduction treatments. For example, we are aware that there are entities such as compounding pharmacies and device manufacturers that have manufactured quantities of deoxycholic acid-based formulations, which have been sold as fat reduction treatments without drug approval from the FDA or other foreign governmental regulatory body equivalents. In order to compete successfully in the aesthetics market, we will have to demonstrate that the reduction of submental fat with ATX-101 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies for the reduction of submental fat. There may be other drug or device products currently under development or being considered for development for the treatment of submental fat of which we are not currently aware, but which upon approval would compete directly with ATX-101.

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

Due to less stringent regulatory requirements for devices outside of the United States, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims that competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. For example, Aqualyx has been issued a CE mark in Italy as a medical device that appears to be comprised of an injectable pharmacologic agent combined with ultrasound activity for the non-surgical treatment of localized adiposity. As a result, ATX-101 will face more competition in these markets than in the United States.

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

We do not have direct control over the ability of our contract manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. We are dependent on our contract manufacturers for compliance with the regulatory requirements, known as Current Good Manufacturing Practices, or CGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract manufacturers’ facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have entered into an exclusive agreement with Pfizer, Inc., or Pfizer, for the supply of a key raw material to manufacture synthetic deoxycholate. We currently obtain our supply of synthetic deoxycholate from Albany Molecular Research, Inc., or AMRI, and Cambridge Major Laboratories, Inc., or CML. We currently have a long-term agreement with Hospira, Inc., or Hospira, our fill/finish supplier, and a program is underway to qualify a back-up fill/finish supplier; if we are unable to qualify and enable a back-up fill/finish supplier, failure by Hospira to supply drug product will have an adverse effect on market supply and operating results. Our supply agreements, if any, cannot however guarantee that a contract manufacturer or supplier will provide services adequate for our needs. If a contract manufacturer/supplier becomes financially distressed or insolvent, or discontinues manufacturing supply for us beyond the term of the existing agreement, if any, or for any other reason, this could result in substantial management time and expense to identify and qualify alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

Our reliance on contract manufacturers further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.

We currently rely on a few contract manufacturing and testing labs. Failure of these vendors to supply or otherwise perform adequately can materially and adversely affect our business.

There are a limited number of providers for manufacture, testing and distribution of ATX-101, and we do not have direct control over our contract manufacturers and testing labs. Nor do we have direct control over the processes or timing for the acquisition of the raw materials necessary to manufacture, test or distribute our product candidates. If these raw materials are not available at the volumes and quantity levels required, it could have a material and adverse impact on the supply of drug substance, drug product, and finished drug product. We work closely with our contract manufacturers and testing labs to enable timely delivery of required drug substance and drug product, but these efforts may be insufficient and we may experience delays or our contract manufacturers and testing labs may be unable to provide adequate drug substance or drug product. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the study, a delay in providing the drug supply required could delay completion of a clinical trial and could result in delays to the clinical program, regulatory approval, and the generation of revenue.

We rely on third parties such as Pfizer, the supplier of a key raw material for manufacture of the regulatory starting material, Sai Life Science, Inc. the supplier of our regulatory starting material, AMRI and CML, the suppliers of the drug substance, synthetic deoxycholate, and Hospira, the supplier of drug product, at key stages in our ATX-101 supply chain. To manufacture, test and distribute ATX-101 in the quantities that we believe will be required to meet anticipated market demand, our third-party manufacturers may need to increase capacity, which could involve significant challenges and will require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

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

Manufacturing and supply of drug substance, drug product and finished drug product is technically challenging. Changes that may be made outside the purview of our direct control can have an impact on the success of our processes, on quality, and successful delivery of product to physicians. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

•                  failure of our manufacturers to follow CGMP requirements or mishandling of our product while in production or in preparation for transit

•                  transportation and import/export risk, particularly given the global nature of our supply chain;

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

We do not have the ability to independently conduct preclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount, quality or timing of resources that they devote to our programs. For example, following the completion of a Phase I pharmacokinetic study of ATX-101, we discovered that the CRO utilized an incorrect isomer in a testing assay, which resulted in erroneous initial trial results. As a result, we were required to complete a new Phase I pharmacokinetic study of ATX-101. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, referred to as Good Clinical Practice, or GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

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

Our ability to market ATX-101 in the United States and Canada, if approved, will be limited to use in its approved indication, and if we want to expand the indications for which we may market ATX-101, we will need to obtain additional regulatory approvals, which may not be granted.

We are currently seeking regulatory approval for ATX-101 in the United States and Canada for the reduction of submental fat. If ATX-101 is approved, the applicable regulatory agency will restrict our ability to market or advertise ATX-101 for other specific body areas, which could limit physician and patient adoption. We may attempt to develop, seek regulatory approval for, promote and commercialize new treatment indications and protocols for ATX-101 in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support our applications, which would be time-consuming and expensive, and may produce results that do not result in regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business in the United States and Canada will be limited.

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

As of September 30, 2013, we had 61 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

•                  a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable; and

•                  FDA or other regulatory authorities may not approve or agree with the intended use of a new product candidate.

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

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. Any changes made to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In particular, beginning with our annual report for the year ending December 31, 2013, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, as well as reduced reporting disclosure on executive compensation and no requirement for non-binding advisory votes on executive compensation. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) December 31, 2017 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

To date, we have not conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, as we did for certain periods through December 31, 2012, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on CROs to provide timely and accurate notice of their costs to us and, if ATX-101 is approved by relevant regulatory authorities and sold by Bayer, we would depend on Bayer to provide timely and accurate reports on royalties payable to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

We identified a material weakness in our internal control over financial reporting as of December 31, 2012, which has been remediated. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and have a material adverse effect on our common stock price.

On September 27, 2013, we restated our previously reported basic and diluted net income (loss) per share (net income (loss) per share) amounts for the years ended December 31, 2010, 2011 and 2012 as well as the quarterly periods within the years ended December 31, 2011 and 2012. Although the net income (loss) was correct as reported for each period, net income (loss) per share was incorrectly computed. Net income (loss) per share is computed by dividing net income (loss) for the period by the basic and diluted weighted average number of shares outstanding (weighted average shares) during that period. In the periods discussed above, preferred shares were incorrectly included in the weighted average shares prior to the initial public offering in October 2012. More specifically, preferred shares issued prior to our initial public offering were inappropriately included in weighted average shares from their date of issuance, rather than from the date of conversion to common shares as a result of the initial public offering. Common shares resulting from the conversion of the preferred shares should have only been included in the weighted average shares for net income (loss) per share reported subsequent to the actual conversion of preferred shares as a result of the closing of our initial public offering.

As a result of this restatement, we have determined that we had a material weakness relating to our internal control over financial reporting as of December 31, 2012. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. In response, we have established an appropriate calculation model to properly capture current share activity and properly determine the number of weighted average shares outstanding each reporting period. This process includes the preparation and review of the calculation by individuals who have appropriate knowledge of the accounting literature and knowledge of transactions that may impact share activity to be considered for earnings per share purposes. As such, we believe we have fully remediated the material weakness.

However, we cannot provide assurance that a similar material weakness will not recur, or that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 and the related rules and regulations of the SEC when required. If we cannot in the future favorably assess, or our independent registered public accounting firm, when required, is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, we do not expect ATX-101 to be reimbursed by any government or third-party payor and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including, weakened demand for ATX-101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Regulatory approval of an NDA or NDA supplement, or foreign equivalents, is not guaranteed, and the approval process is expensive and may take several years. The FDA and other foreign regulatory authorities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we or our collaborators could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and other foreign regulatory authorities can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•                  a drug candidate may not be deemed safe or effective;

•                  they may not find the data from preclinical studies and clinical trials sufficient;

•                  they might not approve our third party manufacturers’ processes or facilities; or

•                  they may change its approval policies or adopt new regulations.

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

Bayer is responsible for obtaining approval of, and distribution and marketing of, ATX-101 outside the United States and Canada. In order to market any product in the EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

While we do not expect that ATX-101, if approved, will be covered for patients in whole or in part by Medicare, Medicaid or other federal healthcare programs, we may still be subject to the various U.S. federal and state laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or in part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

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

Risks Related to Our Common Stock

Our stock price may be volatile and investors in our common stock could incur substantial losses.

From October 11, 2012, the first day of trading of our common stock, to September 30, 2013, our stock has had low and high closing sales prices in the range of $19.05 to $45.59 per share. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•                  announcements from Bayer related to our ongoing collaboration for ATX-101, including announcements regarding its intentions to commercialize ATX-101 outside the United States and Canada, the timing of its regulatory filings or submissions for ATX-101 or its decision to terminate our collaboration arrangement and cease development and commercialization of ATX-101;

•                  results from, and any delays in, our trials for ATX-101, or any other future clinical development programs;

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

We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we are relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2017 (the last day of the fiscal year following the fifth anniversary of our initial public offering), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of September 30, 2013, our executive officers, directors and their respective affiliates beneficially owned approximately 32.1% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2013, we have a total of 18,773,655 shares of common stock outstanding. In addition, as of September 30, 2013, 2,683,000 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On October 8, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-191450), as amended and supplemented, filed in connection with the offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of shares of our common stock with an aggregate offering price of up to approximately $138.0 million. We sold and issued 2,919,992 shares of our common stock, including 297,042 shares purchased by the underwriters on November 12, 2013 pursuant to their option to purchase additional shares, at a price to the public of $45.75 per share for an aggregate offering price of approximately $133.6 million. The managing underwriters of the offering were J.P. Morgan, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Leerink Swann LLC, and Cowen and Company, LLC. After deducting the underwriting discount and offering expenses paid or payable by us of approximately $8.6 million, the aggregate net proceeds from the offering were approximately $125.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the offering have been invested in money market funds and highly-liquid, highly-rated securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in the above-referenced registration statement on Form S-1.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2013

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
10.1	Amendment to Non-Employee Director Compensation Program	8-K	9/19/2013	*
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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

*                      Reference is made to the text of the Current Report on Form 8-K under Item 5.02.

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

KYTHERA Biopharmaceuticals, Inc.

November 14, 2013	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)