Form 10-K
period 2013-12-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2014-03-17
CIK 1436304

Use these links to rapidly review the document

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
KYTHERA BIOPHARMACEUTICALS, INC. Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the Registrant as of June 28, 2013 (the last business day of the Registrant's most recently completed second quarter) was $353,676,180.

         As of March 1, 2014, the number of outstanding shares of the registrant's common stock, par value $0.00001 per share, was 21,864,232.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

i

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Business" in Part I Item I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause the results of KYTHERA Biopharmaceuticals, Inc. (KYTHERA or the Company) and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. The risks and uncertainties referred to above include, without limitation, risks related to our research and development efforts, need for future capital, timely completion of our clinical trials, uncertainty of clinical trial results or regulatory approvals or clearances, manufacturing of our product candidates at scales and costs appropriate for commercialization, enforcement of our patent and proprietary rights, reliance upon our collaborative partners, potential competition and other risks that are described herein and that are otherwise described from time to time in KYTHERA's Securities and Exchange Commission reports including, but not limited to, the factors described in Item 1A, "Risk Factors," of this Annual Report. KYTHERA assumes no obligation and does not intend to update these forward- looking statements.

PART I

ITEM 1.    Business.

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug in late-stage clinical development for the reduction of submental fat, which commonly presents as an undesirable "double chin." Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and long-lasting results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market.

        In 2012, consumers spent nearly $11.0 billion on 10.1 million physician-administered aesthetic procedures, according to the American Society of Aesthetic Plastic Surgery, or ASAPS. Additionally, ASAPS estimates that from 1997 to 2012, surgical aesthetic procedures increased by more than 80%, and non-surgical procedures increased by 461%, reflecting increasing demand for aesthetic procedures over more than a decade. The primary driver of this growth is the demand for facial injectables, such as botulinum toxins and dermal fillers, which represented 48% of all physician-administered aesthetic procedures in the United States and Canada in 2012, and is the fastest growing segment of the aesthetic medicine market. While botulinum toxins and dermal fillers have created a market for non-surgical facial rejuvenation of the upper and mid-face as Food and Drug Administration, or FDA, approved injectables, liposuction and other surgical procedures remain the only proven treatment options for submental fat reduction. Although effective at fat reduction, these invasive procedures often involve significant pain, downtime and expense, as well as risks associated with invasive surgery.

        We believe ATX-101 will be an attractive non-surgical solution for the reduction of submental fat. ATX-101 is a proprietary formulation of a purified synthetic version of deoxycholic acid, a naturally occurring molecule in the body that aids in the breakdown of dietary fat. ATX-101 treatment contours the area under the chin by destroying fat cells while leaving surrounding tissue largely unaffected. Our Phase II and Phase III studies have demonstrated that ATX-101, when injected subcutaneously into the target fat deposit, reduces the localized fat deposit while leaving the surrounding tissue largely unaffected.

        In March 2014, we announced the acquisition of rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer Consumer Care AG ("Bayer"), our former collaborator. We originally entered into a collaboration arrangement with Bayer in August 2010, pursuant to which Bayer was to develop and commercialize ATX-101 for all indications outside the United States and Canada. Under the collaboration arrangement, we received an aggregate of $76.8 million from Bayer. This was comprised of an upfront license fee of $21.3 million and $22.2 million for Phase III development activities, followed by $15.8 million contingent event payment and an additional $17.4 million for further development activities in connection with Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101 in 2012. Under the Assignment and Novation Agreement between Bayer and KYTHERA Holdings Ltd. ("KHL"), a wholly-owned Bermuda subsidiary of KYTHERA, Bayer transferred all of its right, title, and interest in the Amended License Agreement, and assigned all of its rights and delegated all of its obligations, liabilities and duties thereunder, to KHL for $84.0 million comprised of $33.0 million in KYTHERA common stock, plus a note for $51.0 million which bears interest at 5%, payable no later than 2024. Bayer is also eligible to receive certain long-term sales milestone payments on annual sales outside of the United States and Canada.

        In the United States and Canada, we conducted two pivotal Phase III trials of ATX-101 for the reduction of submental fat. We initiated this pivotal Phase III clinical program in March 2012 and completed enrollment of 1,022 patients in these trials in August 2012. In these multi-center, randomized, double-blind, placebo-controlled pivotal trials, ATX-101 was found to be well tolerated and resulted in a statistically significant reduction in submental fat, as assessed by validated clinician and patient scales. These scales were validated using scientific principles and process recommendations per the FDA's Patient Reported Outcome Guidance (FDA, 2009) in an effort to ensure reliability, construct validity and sensitivity to change over time, and are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins and dermal fillers. ATX-101 also demonstrated statistically significant reduction in submental volume using MRI in a subset of patients. In addition, treatment with ATX-101 resulted in improvements in patients' self-perception related to the appearance of their "chin fat" as measured by a patient-reported treatment impact scale. We reported positive topline results in September 2013. These trials are expected to form the basis for our New Drug Application, or NDA, and for our New Drug Submission, or NDS, for approval of ATX-101 in the United States and Canada, respectively. We expect to file our NDA in the second quarter of 2014.

        In Europe, Bayer, our former collaborator outside the United States and Canada, completed two pivotal Phase III trials of ATX-101 for the reduction of submental fat in April 2012. In these multi-center, randomized, double-blind, placebo-controlled pivotal trials involving 723 patients, ATX-101 was found to be well tolerated and resulted in a statistically significant reduction in submental fat, as assessed by a validated clinician scale and a patient satisfaction scale. These scales were validated using scientific principles and process recommendations per the FDA's Patient Reported Outcome Guidance (FDA, 2009) in an effort to ensure reliability, construct validity and sensitivity to change over time, and are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins and dermal fillers. ATX-101 also demonstrated statistically significant reduction in submental fat thickness using calipers. In addition, treatment with ATX-101 resulted in improvements in patients' self-perception related to the appearance of their "chin fat" as measured by a patient-reported treatment impact scale. These Phase III results were comparable to those achieved in our three Phase II studies, which evaluated various dosing regimens of ATX-101 in 284 patients. Positive top line results from the Phase III trials were reported in the second quarter of 2012 and are expected to provide the basis for KYTHERA's regulatory submissions for approval of ATX-101 in countries outside the United States and Canada. KYTHERA expects to make multiple ex-United States regulatory submissions in 2014.

The Aesthetics Market

        Today's culture places significant value on physical appearance, leading to widespread adoption of anti-aging and aesthetic treatments among the U.S. population. The aesthetics market has grown dramatically in the United States, driven by a large population of consumers who are looking to delay signs of aging and improve general appearance. In 2013, consumers spent nearly $11.0 billion on over 10.1 million physician-administered surgical and non-surgical aesthetic procedures in the United States, according to ASAPS. This reflects increasing demand for aesthetic procedures over more than a decade. A strong consumer preference for non-surgical options and the increasing availability of effective alternatives has prompted adoption of non-surgical aesthetic procedures by a broader patient population. These trends have made non-surgical procedures the primary driver of growth in the aesthetic medicine market, accounting for 83% of the total number of procedures performed in 2013 in the U.S.

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

Figure 1

Source: GlobalData Facial Aesthetics (Botulinum Toxin, Dermal Fillers)—Global Pipeline Analysis, Competitive Landscape

        Demand for facial injectable procedures is driven by the considerable importance of the face to overall appearance. Patients seek these procedures to help achieve a rejuvenated appearance and improve facial features while avoiding long recovery periods and the associated risks that may result from surgical procedures. As such, non-surgical injectables attract a significantly broader demographic compared to surgical interventions. ASAPS reports that younger patients are increasingly opting for facial injectable treatments to delay the appearance of lines and wrinkles. In addition, older men are increasingly trying to minimize and delay the signs of aging and are seeking facial injectable treatments, a market that has traditionally been dominated by female patients. In the United States and Canada, facial injectable procedures represented 48% of all physician-administered aesthetic procedures in 2012, and are the fastest growing segment of the aesthetic medicine market, according to ASAPS.

        Most aesthetic procedures are entirely patient funded (not reimbursed by a third-party payor) and discretionary. We believe consumers' desire to minimize and delay the signs of aging will continue to fuel the growth in facial injectable procedures.

        According to ASAPS, approximately 5.9 million facial injectable procedures were performed in the United States in 2013. Based on ASAPS reports and other industry sources, we estimate that approximately 2.1 million patients received botulinum toxin and dermal filler procedures in 2013. The number of facial injectable procedures in North America is expected to grow at a compounded annual growth rate of over 12% through 2018, according to industry sources. We believe this projected growth in the facial injectable market will be driven by a number of trends including:

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

        Beyond the United States and Canada, the facial aesthetics market is also growing at a significant rate, with industry sources projecting the European facial injectable market to reach an annual growth rate of nearly 12% by 2018. We believe its long-term potential will approximate the North American market.

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

(1)
American Society of Aesthetic Plastic Surgery, ASAPS, 2012

        According to Dermatologic Therapy, cosmetic patients often express concern over fat under the chin. Based on our market research of 385 patients using botulinum toxins and dermal fillers, 78% had treatable fat in this area.

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

  •
  Significant, meaningful and durable results.  Our clinical studies demonstrated a marked reduction in submental fat, which corresponded with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. As is consistent across our U.S. Phase IIb study, our pivotal U.S. and Canadian Phase III trials, and the pivotal European Phase III trials, ATX-101 demonstrated statistically significant reduction of submental fat in all three efficacy measures: patient assessment, physician assessment and objective measures (magnetic resonance imaging, or MRI, in the U.S. and Canadian Phase III trials and Phase IIb study, and calipers in the European Phase III trials). In addition, the results from our U.S. and Canadian Phase III trials and the European Phase III trials demonstrated that treatment with ATX-101 resulted in a statistically significant improvement in patient happiness with the appearance of their "chin fat" and associated self-perception of youthfulness, as well as a reduction in feeling embarrassed, bothered and self-conscious about the appearance of their "chin fat." Further, an interim analysis of our long-term follow-up study monitoring Phase II patients who received ATX-101 treatment and were responders in their predecessor study indicates that more than 90% sustained or improved their response (defined as ≥ 1 grade change from baseline on the Clinician-Reported Submental Fat Rating Scale, or CR-SMFRS) at two years (n=75), and more than 80% sustained or improved their response at three and four years (n=50 and n=10, respectively). As is consistent with previous findings at the two-year mark, no long-term safety concerns were noted in this interim analysis.

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

  •
  Facilitates physician practice expansion.  We believe ATX-101 will provide dermatologists and plastic surgeons an opportunity to expand the scope and reach of their current aesthetic medicine practices. If approved, ATX-101 for submental fat reduction will be positioned as a naturally complementary procedure for experienced toxin and dermal filler patients, while potentially being an attractive point of entry for new patients that have never received an aesthetic procedure. For example, our market research indicates that men have a significantly higher interest in an injectable solution for submental fat reduction versus other facial injectable treatment options, but according to ASAPS, only comprised 10.0% of the facial injectable market in 2013. We believe ATX-101 provides an opportunity for dermatologists and plastic surgeons to address a broader patient demographic within the facial aesthetics market while also expanding the scope of treatments they can offer to their patient base.

  •
  A favorable safety profile with no or limited downtime.  ATX-101 has been well tolerated across all clinical studies completed to date, with the most notable side effects being local to the treatment area and typically mild to moderate in severity. Treatment with ATX-101 also avoids the inherent risks and recovery time associated with general anesthesia and invasive surgical methods. Together, these attributes could make ATX-101 an aesthetic option with limited or no downtime with most patients able to resume normal daily activity immediately after treatment.

        We believe ATX-101, if approved, has the potential to reach peak year annual sales of $500 million in the United States.

Our Strategy

        In order to achieve our objective of developing first-in-class, non-surgical, prescription products in aesthetic medicine, our near- and long-term strategies include:

Near-term:

  •
  Develop and commercialize ATX-101 in the United States and Canada for the non-surgical reduction of submental fat. We believe ATX-101 will satisfy a significant unmet need and view it as a beachhead for our entry into the aesthetics market. If we are successful in receiving regulatory approval, we expect to build a sales organization to commercialize ATX-101 in the United States and Canada. We believe this would include establishing a specialty field sales force initially focused on core aesthetic dermatologists and plastic surgeons.

  •
  Maximize the strategic global value of ATX-101.  We will develop our global business model and a long-term global strategy to maximize the value of ATX-101 on a territory-by-territory basis.

  •
  Assess and prioritize future indications for ATX-101.  While we are initially developing ATX-101 for the reduction of submental fat, we expect to assess future potential treatment indications for ATX-101. Over time we may develop ATX-101 for the reduction of other small, localized fat deposits with high aesthetic value.

Long-term:

  •
  Build KYTHERA into a leading aesthetics company.  We are focused on high-value, self-pay aesthetic products that yield high patient satisfaction. We expect that ATX-101 will serve as a foundation for us to develop a franchise of aesthetic products. We intend to leverage ATX-101 to build KYTHERA into a leading biopharmaceutical company solely focused on aesthetics.

  •
  Leverage our biotechnology and aesthetics experience.  We strive to attract, retain and incentivize a unique team with extensive biotech and aesthetic medicine capabilities to create an environment of high achievement. Our management team, with significant biotechnology and aesthetics experience, played a leadership role in securing FDA approval of marquee aesthetic products, such as BOTOX® and JUVEDERM®, and in successfully commercializing established biotechnology products such as Aranesp®, NEUPOGEN® and Neulasta®.

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

  •
  Be capital efficient and opportunistically expand our product portfolio.  Our capital deployment decisions are an integral part of executing our strategy. To date, we have advanced ATX-101 through Phase III clinical development with an organization of approximately 65 people by taking a disciplined approach that utilizes a network of clinical research organizations and contract manufacturers. We are focused on differentiated opportunities in aesthetics, and have been disciplined in our evaluation of opportunities to date. We will continue to search for new opportunities and intend to advance only those product candidates that meet our criteria for innovation, novelty and large addressable markets.

  •
  Continue to build a robust and defensible patent portfolio.  Our ATX-101 patent estate consists, on a worldwide basis, of over 90 issued or allowed patents, including foreign counterparts, and over 100 additional pending patent applications. We will continue to aggressively pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.

Our Drug Candidate: ATX-101

        If approved, we believe ATX-101 will be a first-in-class submental contouring injectable drug. We have completed Phase III clinical trials and are preparing for NDA submission, as well as regulatory filings outside the United States. ATX- 101 is a proprietary formulation of a purified synthetic version of deoxycholic acid, a naturally occurring molecule in the body that aids in the breakdown of dietary fat. ATX-101 treatment contours the area under the chin by destroying fat cells while leaving surrounding tissue largely unaffected. It has been observed to be well tolerated in Phase I, II and III studies for the reduction of submental fat. Deoxycholic acid has a long track record of safe administration to humans and is a common excipient in the formulation of several marketed drug products.

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

Clinical Development Program

        To support approval of ATX-101, we are pursuing a rigorous, science-based clinical development program. ATX-101 is the subject of four pivotal Phase III clinical trials for the reduction of submental fat, consisting of two completed trials in the United States and Canada, with total enrollment of 1,022 patients, and two completed trials in Europe that involved 723 total patients. These clinical trials were designed based on promising results observed in three multi-center, double-blind, placebo-controlled Phase II studies that evaluated various dosing regimens for ATX-101 and also served to validate potential efficacy endpoints, including patient and physician submental fat rating scales. Altogether, a total of 681 patients have participated in 12 Phase I and Phase II clinical studies of ATX-101 for the treatment of submental fat reduction including two early studies for the treatment of superficial lipomas, a common type of benign fatty tumor found under the skin. This included a 218-patient cardiac safety (QT/QTc) Phase I study that met the pre-specified FDA agreed primary endpoint, demonstrating that ATX-101, at and above therapeutic levels, did not prolong the rate corrected QT interval in healthy individuals. An additional open-label long-term safety study of ATX-101 for the reduction of submental fat was completed in 165 patients, demonstrating ATX-101 was well tolerated and may be effective in reducing SMF by both clinician- and patient-reported outcome measures. Overall, subcutaneous treatment with ATX-101 has been observed to be well tolerated across all clinical studies to date.

        Clinical development of ATX-101 in the United States is being conducted under an Investigational New Drug Application, or IND, that was opened in December 2007 and is currently active with the FDA. In Canada, Europe and other territories, clinical development is being conducted under similar national clinical trial applications.

Phase I Clinical Studies

        Seven Phase I studies were conducted in a total of 319 patients and evaluated safety, tolerability, pharmacokinetics and/or histopathology following administration of ATX-101, as described below:

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

  Formulation tolerability study (2010).    The comfort and tolerability of two formulations of ATX-101, one with and one without a benzyl alcohol preservative, were compared in 24 patients in this single-dose study. Both formulations were considered acceptable for use in future studies. We intend to use the benzyl alcohol formulation for the U.S. and Canadian markets.

  Cardiac safety study (2013).    This 218-patient cardiac safety study of ATX-101, known as the QT/QTc study, met the pre-specified FDA agreed primary endpoint, demonstrating that ATX-101, at and above therapeutic levels, did not prolong the QTc interval in healthy individuals. Further, the study found no relationship between QTc interval and plasma ATX-101 concentrations.

Clinical Development in Reduction of Submental Fat

        The following key measures were developed, and assessed in Phase II and Phase III clinical trials:

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

  •
  Change in Submental Volume via Magnetic Resonance Imaging, or MRI:  an objective measure of submental volume within a 1 cm wide sagittal slice acquired through MRI measured in cubic millimeters (mm3).

  •
  Change in Submental Fat Thickness via Calipers:  an objective measure of submental fat thickness measured in millimeters (mm).

        The following tables (Figures 2 and 3) summarize the results from our completed U.S. Phase IIb study, European pivotal Phase III trials and U.S. and Canadian pivotal Phase III trials:

Figure 2. Summary of Statistical Significance of ATX-101 Effects Compared to Placebo

Endpoint	Measure (all vs. placebo)	Phase IIb (up to 6 Tx, @ 28 days)		EU Phase III (up to 4 Tx, @ 28 days)			
				ATX-101-10-16		ATX-101-10-17	
		1 mg/cm² (n=40)	2 mg/cm² (n=42)	1 mg/cm² (n=120)	2 mg/cm² (n=121)	1 mg/cm² (n=120)	2 mg/cm² (n=122)
CR-SMFRS	mean Δ	*p =0.052*	*p =0.003*	*p <0.0001*	*p <0.0001*	*p <0.0001*	*p <0.0001*
	% of patients with ≥ 1 pt improvement	*p =0.016*	*p =0.003*	*p <0.001*	*p <0.001*	*p <0.001*	*p <0.001*
	% of patients with ≥ 2 pt improvement	*NS*	*NS*	*p =0.028*	*p <0.001*	*p =0.020*	*p =0.021*
PR-SMFRS	mean Δ	*NS*	*p <0.001*	*p <0.0001*	*p <0.0001*	*p <0.0001*	*p <0.0001*
	% of patients with ≥ 1 pt improvement	*NS*	*p =0.022*	*p <0.001*	*p <0.001*	*p <0.001*	*p <0.001*
	% of patients with ≥ 2 pt improvement	*NS*	*p =0.011*	*p =0.015*	*p <0.001*	*p <0.001*	*p <0.001*
SSRS	% of patients ≥ 4	*p =0.005*	*p <0.001*	*p <0.001*	*p <0.001*	*p <0.001*	*p <0.001*
PR – SMFIS (each measure)	mean Δ	*p <0.05**	*p ≤0.001*	*p ≤0.01*	*p <0.0001*	*p <0.001*	*p <0.001*
MRI Volume	mean Δ	*p <0.05*	*p =0.006*	*nm*	*nm*	*nm*	*nm*
Calipers	mean Δ (%)	*nm*	*nm*	*p <0.001*	*p <0.001*	*NS*	*p =0.046*
Global Post-Tx Satisfaction	% of patients ≥ 4	*p <0.001*	*p <0.001*	*p <0.0001*	*p <0.0001*	*p <0.0001*	*p <0.0001*

*
except "Self-Conscious" and "Overweight" measures NS, overall score: p =0.005.
"Δ"signifies change, "nm" signifies not measured, "Tx" signifies treatment
"NS" signifies not statistically significant (p >0.05)
For secondary measures of PR-SMFRS, PR-SMFIS, MRI Volume, Calipers and Global Post-Tx Satisfaction, analysis includes only subjects with available data.

Figure 3. Summary of Statistical Significance of ATX-101 Effects Compared to Placebo in U.S. and Canadian Phase III Trials

"Δ" signifies change from baseline

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

  Phase IIa Studies (2007-2008).    The two initial Phase IIa studies were conducted in a total of 155 patients. The first study evaluated various concentrations of ATX-101 administered subcutaneously directly into the submental fat, using a grid pattern of small-volume injections. The exact number of injections was at the discretion of the clinician based on the distribution of submental fat in each particular patient, but could not exceed 10 mL. In a similar manner, the second Phase IIa study utilized a constant concentration of ATX-101 and varied the volume of each injection and the spacing of the grid pattern. In both studies, patients received up to four treatment cycles at 28-day intervals, and agreed to maintain consistent diet and exercise practices throughout the study in order to minimize potential changes in body weight. Principal efficacy measures in these two early studies were the CR-SMFRS and a 7-point patient-reported outcome scale, or PRO, assessing satisfaction with appearance of the face and chin. These rating instruments are similar to other rating scales used for approved aesthetic drug products and/or medical devices, such as botulinum toxins and dermal fillers. For both measures, we observed statistically significant improvements in patients treated with ATX-101, particularly patients dosed at 1 or 2 mg/cm2 and, following discussions with various European regulatory authorities, the Phase IIa data were deemed sufficient to inform the design of Bayer's European pivotal Phase III clinical trials.

  Phase IIb Study (2009-2010).    Subsequent discussions with the FDA led to the development of additional submental fat assessment tools, including the PR-SMFRS, which parallels the clinician-reported assessment, and the PR-SMFIS, which assesses the visual and psychological impacts of "chin fat." These patient-reported scales, along with the CR-SMFRS, were rigorously validated, including demonstrations of multi-patient and multi-physician inter- and intra-rater reliability. These scales were used along with MRI assessments in a definitive Phase IIb dose-ranging study in 129 patients. This study compared ATX-101 at 1 or 2 mg/cm2 vs. placebo in patients with moderate to severe submental fat. As in our Phase IIa studies, the exact number of injections of ATX-101 in our Phase IIb study was at the discretion of the clinician based on the distribution of submental fat for each particular patient, with a maximum of 10 mL injected per treatment cycle. Patients were allowed to receive up to six treatments at 28-day intervals and, as in previous studies, were requested to maintain consistent diet and exercise practices. Results from this study indicated that both doses were superior to placebo in most measures; however, the higher 2 mg/cm2 dose appeared to consistently outperform the lower 1 mg/cm2 dose. Compared to placebo-treated patients, dose-related improvements were observed in ATX-101-treated patients for mean changes in CR-SMFRS ratings, mean changes in PR-SMFRS ratings and mean changes in submental fat volume as assessed using MRI. In addition, treatment with ATX-101 resulted in improvements in patients' self-perception related to their submental fat as measured by the PR-SMFIS. Treated patients reported statistically significant increases in happiness with the appearance of their "chin fat" and self-perceptions of youthfulness and looking less overweight. The patients also reported feeling significantly less embarrassed, bothered and self-conscious about the appearance of their "chin fat."

        Across all three Phase II studies, ATX-101 was well tolerated in all dosing regimens. The observed safety profile of ATX-101 is characterized by transient, local injection site reactions of typically mild to moderate severity. Pain was the most common injection site reaction, followed by numbness, bruising, swelling, induration and redness. Less frequently, itching, nodules and tingling were reported. Most of the injection site reactions resolved within the 28-day treatment interval, with some cases extending beyond the treatment interval gradually diminishing over the treatment period. Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifests as an asymmetric smile, were reported in 0.6% of ATX-101 procedures across all studies to date and, in each case, resolved. Across studies, the 1 and 2 mg/cm2 dosing regimens selected for use in later European Phase III trials appeared to have slightly better tolerability than other regimens that included higher ATX-101 concentrations or volumes, or tighter injection grid spacing.

  Long-Term Phase II Follow-Up Study.    In an effort to assess long-term safety and duration of treatment effects, we are conducting an ongoing observational study to capture up to five years of long-term follow-up data on a subset of patients who completed Phase II studies of ATX-101 for submental fat reduction. An interim analysis of patients who received ATX-101 and were responders in their predecessor Phase II study indicates that more than 90% sustained or improved their response (defined as ≥ 1 grade change from baseline on the Clinician-Reported

  Submental Fat Rating Scale, or CR-SMFRS) at two years (n=75), and more than 80% sustained or improved their response at three and four years (n=50 and n=10, respectively). As is consistent with previous findings at the two-year mark, no long-term safety concerns were noted in this interim analysis.

Summary of Regulatory Endpoints

        The table (Figure 4) below summarizes the regulatory endpoints developed during the Phase II studies and used in the Phase III clinical trials to measure ATX-101 performance. These patient and physician scales are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins and dermal fillers, and the CR-SMFRS, PR-SMFRS and PR-SMFIS were validated using scientific principles and process recommendations per the FDA's Patient Reported Outcome Guidance (FDA, 2009) in an effort to ensure reliability, construct validity and sensitivity to change over time.

Figure 4. Summary of Phase III Regulatory Endpoints

European Pivotal Phase III Clinical Trials (2010-2012)

        In Europe, Bayer, our former collaborator, conducted two identical pivotal, multi-center, randomized, double-blind, placebo-controlled, Phase III clinical trials designed to assess the efficacy, safety and tolerability of ATX-101, dosed at 1 or 2 mg/cm2, vs. placebo for the reduction of moderate to severe submental fat. The design of these trials was based on results from the prior Phase IIa studies and further informed by the then-ongoing development of additional patient-reported endpoints. Patients received up to four treatments at 28-day intervals and, as in previous studies, were requested to maintain consistent diet and exercise practices. Together, the trials enrolled 723 patients in 57 centers in the United Kingdom, France, Germany, Belgium, Spain and Italy. The results are discussed below for each trial:

  Trial ATX-101-10-16.    This trial, which included 363 patients, met the pre-specified primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat, for both the 1 and 2 mg/cm2 doses compared to placebo, as assessed by: percentage of patients with at least a 1-point improvement on the 5-point Clinician-Reported Submental Fat Rating Scale, or CR-SMFRS (Figures 5 and 6), and percentage of patients expressing satisfaction with their appearance in association with their face and chin as measured by a rating of 4 or higher on the 7-point Subject Self Rating Scale, or SSRS (Figure 7).

  In addition, treatment with ATX-101 resulted in dose-dependent, statistically significant improvements in a number of secondary outcomes measured by: the 5-point Patient-Reported Submental Fat Rating Scale, or PR-SMFRS (Figure 8), caliper measurements of the submental area (Figure 11), and patients' self-perception related to the appearance of their submental fat as measured by the Patient-Reported Submental Fat Impact Scale, or PR-SMFIS (Figure 9). Treated patients reported statistically significant increases in happiness with the appearance of their "chin fat" and associated self-perceptions of youthfulness and looking less overweight. The patients also reported feeling less embarrassed, bothered and self-conscious about the appearance of their "chin fat." Patients also reported a statistically significant difference in overall satisfaction with treatment as compared to placebo (Figure 10).

  In this trial, the observed safety profile of ATX-101 was characterized by transient, local injection site reactions of predominately mild to moderate severity. Pain was the most common injection site reaction, followed by swelling, bruising, numbness, redness and induration. Less frequently, itching, tingling and nodules were reported. Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifests as an asymmetric smile, were reported in 0.6% of ATX-101 procedures across all studies to date and, in each case, resolved. While there was a higher incidence of pain rated as moderate or severe in this trial than in the Phase II studies, patient satisfaction with treatment was high, and patient withdrawal from treatment due to adverse events was similar and less than 10%. Incidence of the most commonly reported injection site reactions are shown below (Figure 12).

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

Figure 5. European Phase III Trial ATX-101-10-16, Percent of Patients with at least 1 Grade Improvement in Clinician Rating, CR-SMFRS, at Week 24 by Treatment Group

Figure 6. European Phase III Trial ATX-101-10-16, Mean Change from Baseline in Clinician Rating, CR-SMFRS, by Treatment Group

Figure 7. European Phase III Trial ATX-101-10-16, Percent of Patients Expressing Satisfaction With The Appearance of Their Face and Chin, SSRS ≥ 4, at Week 24 by Treatment Group

Figure 8. European Phase III Trial ATX-101-10-16, Mean Change from Baseline in Patient Rating, PR-SMFRS, at Week 24 by Treatment Group

Figure 9. European Phase III Trial ATX-101-10-16, Mean Change from Baseline in Patient Ratings, PR-SMFIS, at Week 24 by Treatment Group

Figure 10. European Phase III Trial ATX-101-10-16, Percent of Patients Expressing Satisfaction with Treatment, at Week 24 by Treatment Group, PP

        "How Satisfied are You with the Treatment You Received in this Study?"

Figure 11. European Phase III Trial ATX-101-10-16, Mean Change [%] from Baseline in Caliper Measurements at Week 24 by Treatment Group

Figure 12. European Phase III, ATX-101-10-16, Incidence of Common Injection Site Reactions

    Trial ATX-101-10-17.    This trial, which included 360 patients, also met the pre-specified primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat, for both the 1 and 2 mg/cm2 doses compared to placebo, as assessed by: percent of patients with at least a 1-point improvement on the 5-point Clinician-Reported Submental Fat Rating Scale, or CR-SMFRS (Figures 13 and 14), and percentage of patients expressing satisfaction with their appearance in association with their face and chin as measured by a rating of 4 or higher on the 7-point Subject Self Rating Scale, or SSRS (Figure 15).

    Likewise, treatment with ATX-101 resulted in statistically significant improvements in a number of secondary outcomes measured by: the 5-point Patient-Reported Submental Fat Rating Scale, or PR-SMFRS (Figure 16), caliper measurements of the submental area (Figure 19), and patients' self-perception related to the appearance of their submental fat as measured by the Patient-Reported Submental Fat Impact Scale, or PR-SMFIS (Figure 17). Treated patients reported statistically significant increases in happiness with the appearance of their "chin fat" and associated self-perceptions of youthfulness and looking less overweight. The patients also reported feeling significantly less embarrassed, bothered and self-conscious about the appearance of their "chin fat." Patients also reported a statistically significant difference in overall satisfaction with treatment as compared to placebo (Figure 18).

    In this trial, the observed safety profile of ATX-101 was consistent with that observed in Trial ATX-101-10-16 and was characterized by transient, local injection site reactions of predominately mild to moderate severity. Pain was the most common injection site reaction, followed by swelling, bruising, numbness, redness and induration. Less frequently, itching, tingling and nodules were reported. Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifest as an asymmetric smile, were reported in 0.6% of ATX-101 procedures across all studies to date and, in each case, resolved. While there was a higher incidence of pain rated as moderate or severe in this trial than in the Phase II studies, patient satisfaction with treatment was high, and patient withdrawal from treatment due to adverse events was similar and less than 10%. Incidence of the most commonly reported injection site reactions are shown below (Figure 20).

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

Figure 13. European Phase III Trial ATX-101-10-17, Percent of Patients with At Least 1 Grade Improvement in Clinician Rating, CR-SMFRS, at Week 24 by Treatment Group

Figure 14. European Phase III Trial ATX-101-10-17, Mean Change from Baseline in Clinician Rating, CR-SMFRS, by Treatment Group

Figure 15. European Phase III Trial ATX-101-10-17, Percent of Patients Expressing Satisfaction With The Appearance of Their Face and Chin, SSRS ≥ 4, at Week 24 by Treatment Group

Figure 16. European Phase III Trial ATX-101-10-17, Mean Change from Baseline in Patient Rating, PR-SMFRS, at Week 24 by Treatment Group

Figure 17. European Phase III Trial ATX-101-10-17, Mean Change from Baseline in Patient Ratings, PR-SMFIS, at Week 24 by Treatment Group, PP

Figure 18. European Phase III Trial ATX-101-10-17, Percent of Patients Expressing Satisfaction with Treatment, at Week 24 by Treatment Group

Figure 19. European Phase III Trial ATX-101-10-17, Mean Change [%] from Baseline in Caliper Measurements at Week 24 by Treatment Group

Figure 20. European Phase III, ATX-101-10-17, Incidence of Common Injection Site Reactions

        Representative before/after photographs of four Phase III female patients are shown in Figures 21, 22, 23 and 24.

Figure 21. European Phase III, 36-year-old female

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

Figure 22. European Phase III, 33-year-old female

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

Figure 23: European Phase III, 38-year-old female

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

Figure 24. European Phase III, 42-year-old female

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

        Results from these trials were received in the second quarter of 2012 and are anticipated to provide the basis for our regulatory submissions for approval of ATX-101 outside of the United States and Canada. We expect to make multiple submissions for ATX-101 outside of the United States in 2014.

        Bayer, our former collaborator, also substantially completed a two-year, non-treatment, follow-up trial on a subset of patients from the European Phase III trials to assess long-term safety and duration of treatment effects.

U.S. and Canadian Pivotal Phase III Clinical Trials—"REFINE-1" and "REFINE-2" (2012-2013)

        Based on study results to date, as well as substantive discussions with the FDA, our U.S. and Canadian pivotal Phase III trials were designed following the treatment regimen used in our completed Phase IIb study. These trials were designed to test against regulatory approval requirements using rigorous statistical analysis of validated physician and patient scales. These patient and physician scales are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins and dermal fillers. As a substantiating objective measure, MRI was used to measure the change in submental volume following treatment with ATX-101. In addition, secondary and other measures evaluated patient satisfaction, perception of change and the psychological impacts associated with reduction of submental fat.

        Our pivotal U.S. and Canadian Phase III trials, known as REFINE-1 and REFINE-2, or Randomized Double-blind Evaluation of Submental Fat Reduction IN ATX-101 TrEated Patients, were initiated in March 2012 and were designed to confirm the efficacy, safety and tolerability of ATX-101 for reduction of moderate to severe submental fat. These trials were identical multi-center, randomized, double-blind, placebo-controlled trials that compared subcutaneous injections of ATX-101 dosed at 2 mg/cm2 to similar injections of placebo, with the primary efficacy assessments at 12 weeks after final treatment. Patients received up to six treatments at 28-day intervals and agreed to maintain consistent diet and exercise practices throughout the study in order to minimize potential changes in body weight. The trials were conducted in approximately 70 centers across the United States and Canada. We enrolled 1,022 patients across the two trials, randomized 1:1 to ATX-101 or placebo (REFINE-1 enrolled 506 patients and REFINE-2 enrolled 516 patients).

        These Phase III trials had as principal efficacy measures both the CR-SMFRS and the PR-SMFRS. The two scales were used together as a composite to define a responder as a patient who achieved a pre-defined threshold of improvement simultaneously on both measures. Such a composite analysis was designed to eliminate variances that may be seen in data from either scale alone and substantially increased the difficulty in achieving any given threshold of improvement. These trials pre-specified two different thresholds as co-primary endpoints: a 1-grade improvement in the CR-SMFRS / PR-SMFRS composite, and a 2-grade improvement in the CR-SMFRS / PR-SMFRS composite. As co-primary endpoints, both had to be achieved for trial success. ATX-101 studies to date indicate that a 1-grade improvement represents a meaningful and positive change to both patients and physicians as indicated by high patient satisfaction and the patient's global impression of change in submental fat. Based on FDA guidance on interpretation of patient reported outcomes, these scores are used as an "anchor-based" method to establish a clinically meaningful threshold of response. The requirement of a 2-grade composite threshold represents a more difficult statistical standard for both product and scale performance.

        To better understand treatment outcomes, secondary endpoints measured patients' self-perception related to the appearance of their submental fat as measured by the Patient-Reported Submental Fat Impact Scale, or PR-SMFIS, including treatment related impacts in patients' happiness with the appearance of their "chin fat" as well as associated self-perceptions of youthfulness, looking overweight, or feeling embarrassed, bothered or self-conscious about the appearance of their "chin fat." In addition, these trials measured the change in submental volume using MRI in a subset of approximately 400 patients at selected centers. We completed enrollment in these trials in August 2012 and reported positive topline results in September 2013. These trials are expected to form the basis for our NDA for approval of ATX-101 for the treatment of moderate to severe submental fat.

        Trial ATX-101-11-22 (REFINE-1) and Trial ATX-101-11-23 (REFINE-2).    These trials met the pre-specified co-primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat for the 2 mg/cm2 dose compared to placebo.

  Primary Efficacy Endpoints

        REFINE-1 (Study ATX-101-11-22)

  •
  70.0% of ATX-101 (2mg/cm2) REFINE-1 subjects demonstrated a simultaneous improvement of at least one grade from baseline on the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS) vs. 18.6% in placebo (p<0.001) (Figure 25).

  •
  13.4% of ATX-101 (2mg/cm2) REFINE-1 subjects demonstrated a simultaneous improvement of at least two grades from baseline on the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS) vs. 0% in placebo (p<0.001) (Figure 27).

        REFINE-2 (Study ATX-101-11-23)

  •
  66.5% of ATX-101 (2mg/cm2) REFINE-2 subjects demonstrated a simultaneous improvement of at least one grade from baseline on the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS) vs. 22.2% in placebo (p<0.001) (Figure 26).

  •
  18.6% of ATX-101 (2mg/cm2) REFINE-2 subjects demonstrated a simultaneous improvement of at least two grades from baseline on the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS) vs. 3.0% in placebo (p<0.001) (Figure 27).

  Secondary Efficacy Endpoints

  •
  Additionally, an assessment of the trials' first secondary endpoint showed 46.6% of REFINE-1 and 40.0% of REFINE-2 patients achieved a predefined, statistically significant reduction in the volume of their submental region vs. 5.4% and 5.1% for placebo, respectively (both p<0.001), as measured by MRI (Figure 28).

  •
  Subjects also rated the visual and psychological impacts of submental fat using the Patient-Reported Submental Fat Impact Scale (PR-SMFIS), which assessed whether they perceived themselves to be happier, less bothered, less self-conscious, less embarrassed, younger or less overweight after treatment with ATX-101. Statistical significance was achieved for the change from baseline in PR-SMFIS with 3.63 vs. 1.14 for REFINE-1 (Figure 30), and 3.47 vs. 1.48, for ATX-101 (2mg/cm2) and placebo for REFINE-2 (p<0.001 for both). Each individual component within the PR-SMFIS also demonstrated statistical significance vs. placebo in both trials (p<0.001 for all PR-SMFIS measures).

  Additional Efficacy Analyses

  •
  79.1% of ATX-101 (2mg/cm2) REFINE-1 subjects demonstrated an improvement of at least one grade from baseline based on clinician assessment using the validated clinician-rated scale (CR-SMFRS) vs. 36.2% in placebo (p<0.001) (Figure 25).

  •
  77.9% of ATX-101 (2mg/cm2) REFINE-2 subjects demonstrated an improvement of at least one grade from baseline based on clinician assessment using the validated clinician-rated scale (CR-SMFRS) vs. 34.5% in placebo (p<0.001) (Figure 26).

  •
  82.3% of ATX-101 (2mg/cm2) REFINE-1 subjects demonstrated an improvement of at least one grade from baseline using the validated patient-rated scale (PR-SMFRS) vs. 38.5% in placebo (p<0.001) (Figure 25).

  •
  78.4% of ATX-101 (2mg/cm2) REFINE-2 subjects demonstrated an improvement of at least one grade from baseline using the validated patient-rated scale (PR-SMFRS) vs. 37.8% in placebo (p<0.001) (Figure 26).

  •
  Furthermore, 88.9% of REFINE-1 and 84.2% of REFINE-2 subjects reported satisfaction with treatment received in the trial, compared to 37.7% and 43.6% of placebo subjects, respectively (p<0.001) (Figure 29).

        Additionally, there were no treatment-related serious adverse events. The most common adverse events, which were predominantly mild to moderate, were swelling, pain, bruising, numbness and redness (Figure 31). In REFINE-1 and REFINE-2, 98.5% and 98.9%, respectively, of adverse events were reported as mild or moderate. Consistent with previous trials, these adverse events were predominately transient and local to the treatment area. Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifest as an asymmetric smile, were reported in 0.6% of ATX-101 procedures across all studies to date, and in each case, resolved. Less than four percent of subjects discontinued the trial due to adverse events.

        Analyses of primary efficacy measures shown in the figures below are based on the protocol specified "Intent-to-Treat," or ITT, population which comprises all randomized subjects with baseline efficacy data (CR-SMFRS/PR-SMFRS). For secondary measures of PR-SMFIS and MRI, analysis includes only subjects with available data. Statistically significant results at various levels are denoted by asterisks or p-values in the figures below. The p-value is the probability that the reported result was achieved purely by chance (e.g., a p-value ≤ 0.01 means that there is a 1% or less chance that the difference between the placebo group and the treatment group is purely due to chance). A p-value ≤ 0.05 is a commonly used criterion for statistical significance. The symbol "n" is used to denote sample size per group.

Figure 25. U.S. and Canadian Phase III Trials, ATX-101-11-22 (REFINE-1), Percent of Patients with at least a 1-Grade Improvement in Clinician and Patient Rating Scales, CR- SMFRS/PR-SMFRS, at Week 32 by Treatment Group

        All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 26. U.S. and Canadian Phase III Trials, ATX-101-11-23 (REFINE -2), Percent of Patients with at least a 1-Grade Improvement in Clinician and Patient Rating Scales, CR- SMFRS/PR-SMFRS, at Week 32 by Treatment Group

        All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 27. U.S. and Canadian Phase III Trials, ATX-101-11-22 and ATX-101-11-23, Percent of Patients with at least a 2-Grade Improvement in Clinician and Patient Rating Scales Composite, CR- SMFRS/PR-SMFRS, at Week 32 by Treatment Group

        All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 28. U.S. and Canadian Phase III Trials, ATX-101-11- 22 and ATX-101-11-23, Percent of Patients with MRI Volume Threshold Change, at Week 32 by Treatment Group

Per protocol, Magnetic Resonance Imaging ("MRI") were planned for approximately 200 subjects per study

All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 29. U.S. and Canadian Phase III Trials, ATX-101- 11-22 and ATX-101-11-23, Percent of Patients Treated with ATX-101 Expressing Satisfaction with Treatment, at Week 32 by Treatment Group

All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 30. U.S. and Canadian Phase III Trials, ATX-101- 11-22 (REFINE-1), Patient Reported Improvements in Visual and Psychological Impact of Chin Fat

REFINE-1 (ATX-101-11-22) ITT population, week 32
PR-SMFIS is an 11-point patient scale that rates visual and psychological impacts of SMF

Figure 31. U.S. and Canadian Phase III Trials, ATX-101-11- 22 and ATX-101-11-23, Incidence of Common Injection Site Reactions

Representative before/after photographs of seven Phase III patients are shown in Figures 32, 33, 34, 35, 36, 37 and 38.

Figure 32. U.S. and Canadian Phase III, 26-year-old female

        This 26-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on the clinician-rated scale (CR-SMFRS) and a grade 3 (severe) on the patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 2-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 33. U.S. and Canadian Phase III, 34-year-old male

        This 34-year-old male entered the Phase III trial with his baseline submental fat rated as grade 2 (moderate) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 32, he achieved a 1-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 34. U.S. and Canadian Phase III, 35-year-old female

        This 35-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 1-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 35. U.S. and Canadian Phase III, 45-year-old female

        This 45-year-old female entered the Phase III trial with her baseline submental fat rated as grade 3 (severe) on the clinician-rated scale (CR-SMFRS) and a grade 2 (moderate) on the patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 1-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 36. U.S. and Canadian Phase III, 55-year-old female

        This 55-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 1-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 37. U.S. and Canadian Phase III, 65-year-old female

        This 65-year-old female entered the Phase III trial with her baseline submental fat rated as grade 3 (severe) on both the clinician-rated scale (CR-SMFRS) and patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 2-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 38. U.S. and Canadian Phase III, 40-year-old female

        This 40-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on the clinician-rated scale (CR-SMFRS) and grade 3 (severe) on the patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 0-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Additional In-Process and Planned Clinical Studies of ATX-101 for Reduction of Submental Fat

        An additional study, ATX-101-11-26, is a multi-center, open-label, long-term study to evaluate the safety of ATX-101 for the reduction of submental fat in 165 patients. We announced interim study results in the fourth quarter of 2012. This study captured patients who received ATX-101 (2 mg/cm2) for up to six treatments spaced 28 days apart. The interim results included patients who had completed Visit 9, or three months after last injection, which is the same study endpoint as the U.S. and Canadian Phase III pivotal trials. In this study, ATX-101 was found to be well tolerated and the observed overall safety profile was consistent with findings from previous Phase II and European Phase III clinical trials. Adverse events were mostly mild to moderate, and transient. The most common adverse events were bruising, numbness, pain, swelling, redness, induration, itching and nodule formation. These adverse events were limited to the injection site and were temporally associated with treatment. Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifest as an asymmetric smile, were reported in 0.6% of ATX-101 procedures across all studies to date and, in each case, resolved.

        Although not designed to measure efficacy, the interim results from this open-label study were also consistent with the efficacy results observed in previous studies of similar design. Interim results from the study demonstrated that 71.3% of subjects had at least a 1-grade improvement on the CR-SMFRS/PR-SMFRS composite and 14.0% had at least a 2-grade improvement on the same composite measure.

        Additional results from the trial were announced in the first quarter of 2013. Results demonstrated that 87% of patients achieved at least a 1-grade improvement from baseline on the CR-SMFRS. Similarly, 83% of patients achieved at least a 1-grade improvement on the PR-SMFRS. Additionally, 96% of patients had unchanged or improved skin laxity based on the clinician-rated Submental Skin Laxity Grading Scale (SMSLG).

Other Clinical Studies

        In addition, and prior to our NDA submission to the FDA, we will initiate further clinical studies of ATX-101 such as studies assessing safety in patients with submental fat grades 1 (mild) and 4 (extreme), in patients over age 65 and an additional long-term follow-up study from our U.S. and Canadian Phase III trials. Completion of these clinical studies is not required for our NDA submission of ATX-101.

        As noted above, a Phase I/II study was conducted in a total of 78 patients to evaluate the potential of ATX-101 as a treatment for superficial lipomas. In these studies, ATX-101 was administered directly into the lipomas by intralipomal injection, and the observed safety profile was similar to that seen in submental fat studies. Adverse effects typically consisted of mild-to-moderate local injection site reactions. While the specific adverse events were similar to those seen in our submental fat studies, the occurrence of local skin ulcerations above the lipomas of four patients appeared to be a notable difference. These occurred at higher doses (average = 7.5 mg/cm2) than are currently being tested and were believed to be due to reflux of excess ATX-101 from encapsulated lipomas.

Sales and Marketing

        We currently have limited marketing capabilities and no sales organization. We have retained all commercial rights to ATX-101. If ATX-101 is approved by the FDA, we expect to access the market through a focused, specialized sales force.

Core Physicians

        If approved for sale, we will focus our initial marketing of ATX-101 on those core dermatologists, plastic surgeons and facial plastic surgeons we identify as having substantial experience in performing facial injectable procedures. While plastic surgery specialties currently have tools, such as liposuction, for submental fat reduction, ATX-101, if approved as of today, would represent a significant opportunity to expand the number of potential patients. For the dermatologist community, ATX-101, if approved, will provide the only approved non-surgical tool for reduction of submental fat. In the United States, there are approximately 15,000 practicing dermatologists and plastic surgeons, of which approximately 10,000 have practices oriented towards aesthetics.

Patient Targeting

        Our research indicates that the potential for ATX-101 to provide meaningful changes to lower facial appearance will interest both injectable "experienced" and injectable "naive" patients (i.e., patients that have not received injectable toxins or fillers). According to ASAPS, in 2013 there were an estimated 4.1 million cosmetic botulinum toxin procedures and 1.8 million dermal filler procedures performed in the United States and Canada, all of which were for aesthetic purposes. In an analysis of 207 respondents based on general market research conducted by us, 45% indicated that they were likely to try ATX-101 based on the product profile. In addition, industry research conducted in 2008 indicated that 24% of women aged 30 to 60 years old with a household income of $50,000 or greater would consider botulinum toxin and/or dermal filler medical aesthetic procedure. The likely early adopters of ATX-101 will be injectable experienced patients, however, we also plan to target injectable-naive patients, as we believe ATX-101 provides a solution for a commonly desired aesthetic improvement. In 2013, women comprised 90% of the injectable procedures market; however, our internal market research indicates that men have a significantly higher interest in an injectable solution for reducing submental fat than other facial injectable treatments.

Competition

        The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. Demand for ATX-101 could be limited by the treatments, products and technologies offered now or in the future. We are seeking regulatory approval of ATX-101 for the reduction of submental fat. While we do not believe there are any other injectable treatments approved as drugs by the FDA or equivalent foreign regulatory agencies designed specifically for this indication, we anticipate that ATX-101, if approved, will face significant competition from surgical alternatives for submental fat reduction and other medical device technologies designed for the reduction of fat.

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

        Many of our potential competitors are large, experienced companies that have substantially greater resources and brand recognition than we do. For a description of the risks we face related to competition, please see "Risk Factors—Risks Related to Our Business—ATX-101, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration" and "—The commercial success of ATX-101, if approved, will depend significantly on broad physician adoption and use of ATX-101."

        We believe that ATX-101 will compete largely on the basis of the following competitive factors: significant, meaningful and durable results; a ready group of target patients; favorable safety profile with limited or no downtime as compared to surgical alternatives; low barrier to physician adoption and the ability to facilitate physician practice expansion; and the effectiveness of sales and marketing programs and initiatives.

Strategic Relationships

Prior ATX-101 Collaboration with Bayer Outside of the United States and Canada

        In August 2010, we entered into a License Agreement with Bayer Consumer Care AG that provided for an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with this license agreement, we entered into a related Services, Research, Development and Collaboration Agreement with Bayer's affiliate, Intendis GmbH, or collaboration agreement. We refer to these agreements jointly as our collaboration arrangement with Bayer, and we refer to Bayer Consumer Care AG and Intendis GmbH jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid us an upfront license fee of approximately $21.3 million and approximately $22.2 million for research and development to fund certain further global development activities of ATX-101. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement.

Acquisition of Rights to ATX-101 Outside of the United States and Canada

        In March 2014, we announced the acquisition of rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer Consumer Care AG ("Bayer"), our former collaborator. Pursuant to an Assignment and Novation Agreement between Bayer and KYTHERA Holdings Ltd. ("KHL"), a wholly-owned Bermuda subsidiary of KYTHERA, Bayer transferred all of its right, title, and interest in the Amended License Agreement, and assigned all of its rights and delegated all of its obligations, liabilities and duties thereunder, to KHL for $84.0 million comprised of $33.0 million in KYTHERA common stock, plus a note for $51.0 million which bears interest at 5%, payable no later than 2024. Bayer is also eligible to receive certain long-term sales milestone payments on annual sales outside of the United States and Canada.

Los Angeles Biomedical Research Institute

        In August 2005, we entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which we obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to ATX-101. Our exclusive license requires us to pay LA Biomed a milestone payment of $0.5 million upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to an aggregate of $5.0 million. In August 2010 and May 2012, we incurred non-royalty sublicense fees of $2.0 million and $1.6 million, respectively, in connection with the license fee paid by Bayer upon execution of the license agreement, and receipt of the $15.8 million contingent event- based payment triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. Upon receipt of these non-royalty sublicense fees, we initially paid a total of $0.7 million, with the remaining amount of $2.8 million satisfied subsequent to the initial public offering of which 50% was satisfied with shares of our common stock, and 50% in cash.

        Additionally, upon commercialization of a licensed product or service, we are obligated to pay low- to mid-single digit royalties on net product sales of ATX-101. We may terminate this license without penalty upon 90 days' notice to LA Biomed and LA Biomed may terminate the license in certain circumstances if we fail to perform, or violate any term of the agreement, subject to applicable cure provisions. Subject to default by us or earlier termination, the license remains in effect until the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned.

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

Drug Substance

        Our current drug substance supply chain involves four contractors: the supplier of a key raw material, the supplier of regulatory starting material for the drug substance and two suppliers of the synthetic deoxycholate, which is the drug substance in ATX-101.

        We currently have an exclusive supply agreement with Pfizer, Inc. as the single-source supplier of a key raw material used in manufacture of the regulatory starting material. Our agreement with Pfizer expires in December 2014. The agreement can also be terminated prior to expiration by either party (i) upon 60 days' written notice of an uncured material breach, (ii) upon 24 months' written notice, (iii) the bankruptcy or insolvency of the other party or (iv) by Pfizer if we abandon development of ATX-101. Pfizer cannot sell the key raw material to any other party for the manufacturing of bile acids and bile acid derivatives. We are not required to purchase any minimum or specific quantities from Pfizer. However, under current terms, any purchase of this key raw starting material must be made from Pfizer. The Pfizer contract also contains customary commercial terms regarding forecasting, payment, pricing, ordering, compliance, quality and indemnification.

        We currently have a non-exclusive supply agreement with Sai Life Sciences, Inc. for the supply of our regulatory starting material. We are not required to purchase any minimum or specific quantities from Sai Life Sciences, Inc. and our agreement contains customary commercial terms for forecasting, payment, pricing, ordering, compliance, quality and indemnification. Our agreement with SAI expires in June 2018.

        Manufacture of synthetic deoxycholate can be contracted with Albany Molecular Research, Inc., or AMRI, or with Cambridge Major Laboratories, Inc., or CML; purchases from AMRI are on a purchase order basis under a master services agreement and purchases from CML are under a formal supply agreement. The agreement with CML contains customary commercial terms for drug substance supply regarding forecasting, payment, pricing, ordering, current good manufacturing practices, compliance, quality and indemnification. Commencing on the date ATX-101 is approved for use by the FDA, we have agreed, subject to certain conditions, to purchase a customary minimum supply of drug substance from CML for period of three years. The term of the agreement runs through the fifth anniversary of final FDA approval of ATX-101. Following a pre-termination consultation, if either party determines that it is not feasible to maintain the joint development project, such party may terminate the agreement upon 30 days' written notice. We may terminate the agreement 1) upon 90 days' written notice if denied regulatory approval of ATX-101 in the United States, 2) immediately if CML has not corrected or established a mutually agreed upon remediation plan for results which have been reasonably identified as critical by an audit or regulatory inspection within 90 days of receipt of such audit or inspection report, or 3) without cause with two year's prior written notice following the three-year anniversary of the effective date of the agreement. CML may terminate the agreement without cause with three year's prior written notice following the two-year anniversary of the effective date of the agreement. The agreement may also be terminated by either party in the event of a material breach by or insolvency of the other party.

        We believe our current ATX-101 drug substance contractors have the scale, the systems and the experience to supply all remaining and planned clinical studies and the commercial launch in Europe, the United States and other territories. To ensure continuity in our supply chain, we plan to hold adequate inventory and establish supply arrangements with alternative suppliers as needed.

        The process to manufacture the drug substance is being validated at a scale we believe will be sufficient for commercial launch in all territories. Our process uses common synthetic chemistry and readily available materials. We have established an ongoing program to identify possible process changes to improve purity, yield, manufacturability, etc., and process changes will be implemented as warranted and appropriate. The drug substance has historically shown stability adequate to support a commercial launch, and stability studies to support registration are ongoing.

        Drug substance used to manufacture ATX-101 for nonclinical studies and for early clinical studies was purified from bovine bile. Drug substance used to manufacture ATX-101 for the Phase III trials in Europe, the United States and Canada was chemically synthesized and contains no ingredients of animal origin. The active ingredient in both animal-derived and synthetic drug substance is structurally identical.

Drug Product

        The drug product is a terminally sterilized liquid parenteral formulation for injection. Drug product manufacturing uses common processes and readily available materials. Changes to the drug product over the course of development have been relatively minor and have included changes in buffer and salt concentration. The formulation we used in our U.S. Phase III trials is the formulation anticipated for commercial launch in the United States and Canada. In countries outside the United States and Canada and depending on the local regulations, we may choose to commercialize the formulation used for U.S. and Canadian Phase III trials, or we may choose to commercialize the formulation used in the European Phase III trials.

        The formulation used in the U.S. and Canadian Phase III trials differs slightly from the formulation used in European Phase III trials; the U.S. Phase III trials tested a single strength that contained benzyl alcohol as a preservative. The European trials tested two strengths without benzyl alcohol. Both formulations have historically shown product stability at room temperature adequate to support commercial launch and stability studies to support registration are underway.

        In November 2010, we entered into a long-term agreement with Hospira, Inc. as our drug product fill/finish supplier for the United States and Canada. Our drug product is manufactured at the Hospira facility located in McPherson, Kansas. The initial term of our agreement expires five years after the first day of the month after our first bona fide sale of ATX-101 to a non-affiliate customer, and may be extended for additional and successive two-year terms. The agreement may be terminated prior to expiration by either party upon 24 months' written notice. The agreement may also be terminated by either party upon 60 days' written notice of an uncured material breach, the bankruptcy or insolvency of the other party or upon notice if the other party is unable to perform for 180 days due to a force majeure. We are not required to purchase any minimum or specific quantities from Hospira; however, if ATX-101 is approved, Hospira has the right to be our sole provider of drug product for a period of three years following commercialization, and, following the completion of the third year, the right to provide no less than seventy-five percent of our total annual requirement of drug product for the remaining term of the contract. Payments are due to Hospira 30 days after receipt of an invoice or, with respect to certain pre-specified events, upon completion of such event. We believe Hospira has the scale, systems and experience to supply ATX-101 drug product for clinical needs and long-term commercial demand.

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

        As for the pharmaceutical products we develop and commercialize, as a normal course of business, we intend to pursue dosage and formulation patents, as well as method of use patents on novel indications for known compounds or for new compounds and, where possible, composition-of-matter patents. We also seek patent protection with respect to novel biological discoveries, including new targets and aesthetic applications. We have also pursued patents with respect to our proprietary manufacturing processes and drug development processes and technology. We have sought and plan to continue to seek patent protection on an ongoing basis.

        Our patent estate, on a worldwide basis, includes over 90 issued or allowed patents and over 100 pending patent applications with claims relating to our current clinical stage drug candidate, ATX-101 which contains synthetic deoxycholate. The issued patents include 12 patents issued by the U.S. Patent and Trademark Office, or U.S. PTO: three of which are related to method of use, or MOU (U.S. Patent Nos. 7,622,130 and 7,754,230, both of which expire on December 10, 2027 and 8,298,556 which expires on August 3, 2025); four of which are related to manufacturing a synthetic form of deoxycholate (U.S. Patent No. 7,902,387 which expires on December 21, 2028 and 7,994,351, 8,362,285 and 8,367,852 all of which expire on May 16, 2028); one of which is related to synthetic deoxycholate or pharmaceutically acceptable salt thereof, including the synthetic form that is used in ATX-101 (U.S. Patent No. 8,242,294, which expires on May 16, 2028); and four of which are related to the formulation of ATX-101 (U.S. Patent Nos. 8,101,593, 8,367,649 and 8,653,058, all of which expire on March 2, 2030, and 8,461,140, which expires on May 16, 2028). There are two European patents that were granted by the European Patent Office, or EPO, in 2011, both of which relate to MOU (EP1758590, which expires on February 8, 2025, and EP1748780, which expires on May 19, 2025), which resulted in counterparts in the major markets of Europe. We also have patents related to MOU issued in Australia, Hong Kong, Israel, Japan, Mexico and New Zealand.

        Deoxycholate is a naturally occurring substance and in its natural form is not eligible for composition-of-matter patent protection in certain jurisdictions. While we believe that MOU, manufacturing and formulation patents are more relevant to protecting our competitive position in the aesthetics market in particular, we have developed a synthetic form of deoxycholate, which we believe is eligible for composition-of-matter patent protection and we have composition-of-matter patent applications with respect to this synthetic form currently pending with the U.S. PTO and the EPO. As described above, on August 14, 2012, the U.S. PTO issued U.S. Patent No. 8,242,294, which claims certain synthetic deoxycholates or pharmaceutically acceptable salts thereof, including the synthetic form that is used in ATX-101. Further, patents covering synthetic deoxycholate as a composition-of-matter, manufacturing process and method of use have been granted in Australia, Canada, New Zealand, San Marino and South Africa, and patents claiming a synthetic deoxycholate manufacturing process have been granted in similar jurisdictions.

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

Other Research and Development Programs

        To date, our research and development has focused predominantly on the development of ATX-101 for the reduction of submental fat. However, we have initiated and terminated other development programs in the aesthetic field. Currently, we are working on several additional research programs, from which additional drug candidates may be identified in the future. The most advanced program centers around therapeutic intervention for hair loss. We maintain an active research interest in hair and fat biology, pigmentation modulation and facial contouring. In addition, we expect to assess future potential treatment indications for ATX-101 with high aesthetic value.

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

        The process required by the FDA before a drug may be marketed in the United States generally involves:

  •
  completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA's current good laboratory practice, or GLP regulations;

  •
  submission to the FDA of an investigational new drug, or IND application which must become effective before human clinical trials in the United States may begin;

  •
  approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

  •
  performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or CGMP regulations;

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

  •
  FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

        The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

        Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board, or IRB, for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP requirements, including the requirements for informed consent.

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

Other Regulatory Requirements

        Any drugs manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including CGMPs, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the CGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

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

International Regulation

        In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we must obtain approval of a drug by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the drug in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

        In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future drugs.

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

Employees

        As of December 31, 2013, we had 64 full-time employees, including a total of 14 employees with M.D. or Ph.D. degrees. Within our workforce, 46 employees are engaged in research and development and 18 in marketing, business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

        We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, for which we recently completed our U.S. and Canadian Phase III clinical trials. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2011, 2012 and 2013 was approximately $11.2 million, $36.8 million and $51.9 million, respectively. As of December 31, 2013, we had an accumulated deficit of $172.2 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

We are substantially dependent on the success of our only product candidate, ATX-101.

        To date, we have invested nearly all of our efforts and financial resources in the research and development of ATX-101, which is currently our only product candidate. In particular, we have completed seven Phase I, three Phase II clinical studies, two European Phase III clinical trials, and two U.S. and Canadian Phase III clinical trials.

        Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of ATX-101 and any future product candidates. The clinical and commercial success of ATX-101 will depend on a number of factors, including the following:

  •
  our ability to demonstrate the safety and efficacy of ATX-101 to the satisfaction of the FDA and similar foreign regulatory authorities;

  •
  our ability to obtain, and the timing of, regulatory approval of ATX-101 from the FDA and similar foreign regulatory authorities and the timely receipt of such necessary marketing approvals, where applicable;

  •
  any unexpected results from further analysis beyond the topline data of our recently completed U.S. and Canadian Phase III clinical trials;

  •
  timely completion of our ongoing or upcoming clinical trials, which may be slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

  •
  whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials;

  •
  our ability to successfully commercialize ATX-101, if approved for marketing and sale by applicable regulatory agencies, whether alone or in collaboration with others;

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

  •
  the effectiveness of our own or our potential strategic collaborators' marketing, sales and distribution strategy and operations;

  •
  the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of ATX-101 or any future product candidates, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice, or CGMP regulations;

  •
  our ability to successfully commercialize ATX-101 in the United States and Canada, and in other international territories, if approved for marketing and sale in such countries and territories, whether alone or in collaboration with others;

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

We may be unable to obtain regulatory approval for ATX-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of ATX-101 and adversely impact our potential to generate revenue, our business and our results of operations.

        To gain approval to market a drug product, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, efficacy and compliant manufacturing of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials and manufacturing, even after promising results in earlier preclinical or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties, including Bayer, our former collaborator, may not be indicative of the results in trials we may conduct.

        We recently announced positive topline results from our pivotal U.S. and Canadian Phase III clinical trials for our only product candidate, ATX-101, and our business currently depends entirely on its successful development, regulatory approval and commercialization. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize ATX-101. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market ATX-101 in the United States unless and until we receive approval of an NDA from the FDA, and we are not permitted to market ATX-101 in any foreign countries unless and until we receive the requisite approval from the regulatory authorities of such countries.

        The FDA or any foreign regulatory bodies can delay, limit or deny approval of ATX-101 for many reasons, including:

  •
  inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that ATX-101 is safe and effective for the requested indication;

  •
  the FDA's or the applicable foreign regulatory agency's disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;

  •
  inability to demonstrate that the clinical and other benefits of ATX-101 outweigh any safety or other perceived risks;

  •
  the FDA's or the applicable foreign regulatory agency's requirement for additional preclinical or clinical studies;

  •
  the FDA's or the applicable foreign regulatory agency's non-approval of ATX-101's chemistry, manufacturing or controls or labeling;

  •
  the FDA's or the applicable foreign regulatory agency's failure to approve the manufacturing processes or facilities of third-party manufacturers and testing labs with whom we contract; or

  •
  the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data or regulatory filings insufficient for approval.

        Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Further, we did not conduct our U.S. and Canadian Phase III clinical trials under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA there can be no assurance that the FDA will agree with our Phase III clinical trial protocol. In addition, ATX-101 may not be approved by the FDA or applicable foreign regulatory agencies even though it has met its specified endpoints in our U.S. and Canadian Phase III clinical trials and, our former collaborator, Bayer's pivotal European Phase III clinical trials. The FDA and/or applicable foreign regulatory agencies may disagree with the trial design and/or the interpretation of data from clinical trials, and may ask us to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for the clinical trials.

        Even if we eventually complete clinical testing and receive approval of an NDA or foreign regulatory filing for ATX-101, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve ATX-101 for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ATX-101. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of ATX-101 and would materially adversely impact our business and prospects.

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

  •
  the willingness of patients to pay for ATX-101 and other aesthetic treatments in general, relative to other discretionary items;

  •
  relative convenience and ease of administration;

  •
  the incidence, duration and severity of adverse side effects;

  •
  the effectiveness of our sales and marketing efforts; and

  •
  the degree to which the approved labeling supports promotional initiatives for commercial success.

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

        Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. As of December 31, 2013, we had working capital of $155.7 million and capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $172.1 million, of which $5.1 million was restricted. We have drawn down the full $15.0 million available under our credit facility and no longer have any established future borrowing capacity under that credit facility. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical development and regulatory preparedness of ATX-101, preparing and filing the NDA and other regulatory filings, preparations for a commercial launch of ATX-101, if approved, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 or any future product candidates.

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

  •
  the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 or any future product candidates in the United States and Canada;

  •
  the timing of, and costs involved in, obtaining regulatory approval for ATX-101, or any future product candidates, outside of the United States and Canada including other costs associated with operating outside of the United States;

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

  •
  the timing of the payment of our debt obligations, including whether or not we determine to prepay the $51.0 million note held by Bayer;

  •
  our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

  •
  any product liability or other lawsuits related to our products or commenced against us;

  •
  the expenses needed to attract and retain skilled personnel;

  •
  the costs associated with being a public company;

  •
  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent or other claims, including litigation costs and the outcome of such litigation; and

  •
  the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

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

        The aesthetic product market, and the facial aesthetics market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of ATX-101 for the reduction in submental fat. A substantial portion of our target physician market is comprised of plastic surgeons and some dermatologists who utilize liposuction and other procedures for fat reduction. Such physicians may find it more advantageous to utilize these surgical and non-surgical procedures to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. We anticipate that ATX-101, if approved, may, for some patients, compete for a share of their discretionary budget with other facial aesthetic products, including injectable botulinum toxins and dermal fillers, as well as for share of mind within the physician's office for improving facial aesthetics. In addition, we expect that ATX-101, if approved, will compete with new and existing therapies for the treatment of localized fat, including, liposuction and other procedures, as well as other technologies aimed at fat reduction, including laser energy-based and ultrasound energy-based products. We believe that some of these products have been or may be marketed and used for the reduction of submental fat even though they have not been approved for that purpose.

        If approved, ATX-101 may also compete with unregulated, unapproved and off-label fat reduction treatments. For example, we are aware that there are entities such as compounding pharmacies and device manufacturers that have manufactured quantities of deoxycholic acid-based formulations, which have been sold as fat reduction treatments without drug approval from the FDA or other foreign governmental regulatory body equivalents. In order to compete successfully in the aesthetics market, we will have to demonstrate that the reduction of submental fat with ATX-101 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies for the reduction of submental fat. There may be other drug or device products currently under development or being considered for development for the treatment of submental, or other, fat of which we are not currently aware, but which upon approval could compete directly with ATX-101. As an example, we are aware that Lithera, Inc., has announced Phase 2b study results for LIPO-202, which is reported to be a physician administered injectable pharmaceutical product being developed for reduction of central abdominal bulging in non-obese patients through the non-ablative, non-surgical fat tissue reduction in specific locations.

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

        In addition, a substantial portion of our target physician market is comprised of plastic surgeons who utilize surgical methods for fat reduction. Such physicians may find it more advantageous to utilize surgical techniques to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. Additionally, multiple non-invasive technologies for the reduction of fat or "body-contouring" have received marketing clearance from the FDA. For example, Zeltiq Aesthetics, Inc. has a body-contouring system, CoolSculpting, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat around the flanks and abdomen. Zerona, a laser energy-based product marketed by Erchonia Corporation, and Liposonix, an ultrasound energy-based product marketed by Solta Medical, Inc., have also received FDA marketing clearance. While we do not believe these products are directly competitive with ATX-101, they may be considered as alternative treatments or therapies.

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

        We and our contract manufacturers continue to characterize and improve manufacturing processes, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes. For example, as we transitioned to our commercial scale fill/finish supplier, we encountered an issue with respect to the compatibility of ATX-101 with certain types of glass vials, which required identification of compatible vials, manufacturing processes, and storage conditions for ATX-101. Depending on the extent of any difficulties encountered, a similar problem in the future could lead to an interruption in clinical or commercial supply.

        Our failure to be able to manufacture adequate drug substance supply could have an adverse effect on supply of clinical and/or finished drug in our commercial territories, and, as a result, on our operating results. Similarly, failure of drug product supply could have an adverse effect on our operating results.

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

We currently rely on a few contract manufacturers and testing labs. Failure of these vendors to supply or otherwise perform adequately can materially and adversely affect our business.

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

        If there is a disruption to our or our third-party manufacturers' or suppliers' relevant operations, we will have no other means of producing ATX-101 until the affected facilities are restored or we or they procure and qualify alternative facilities. Additionally, any damage to or destruction of our or our third-party manufacturers' or suppliers' facilities or equipment may significantly impair our ability to manufacture ATX-101 on a timely basis.

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

        In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, become insolvent or undergo restructuring, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly, time consuming, or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

Our ability to market ATX-101, if approved, will be limited to use for reduction of submental fat, and if we want to expand the indications for which we may market ATX-101, we will need to obtain additional regulatory approvals, which may not be granted.

        We are currently seeking regulatory approval for ATX-101 in the United States, Canada and other international territories for the reduction of submental fat. If ATX-101 is approved, the applicable regulatory agency will restrict our ability to market or advertise ATX-101 for other specific body areas, which could limit physician and patient adoption. We may attempt to develop, seek regulatory approval for, promote and commercialize new treatment indications and protocols for ATX-101 in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support our applications, which would be time-consuming and expensive, and may produce results that do not result in regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business in the United States, Canada and other international territories will be limited.

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

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell ATX-101 effectively or any future product candidates, if approved, or generate product revenue.

        We currently do not have a sales organization. In order to commercialize ATX-101, we must build our marketing, sales, distribution, management and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If ATX-101 receives regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive, require substantial additional capital and be time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize ATX-101. If we are not successful in commercializing ATX-101 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

        As of December 31, 2013, we had 64 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

  •
  manage our clinical trials effectively;

  •
  identify, recruit, retain, incentivize and integrate additional employees;

  •
  manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

  •
  continue to improve our operational, financial and management controls, reporting systems and procedures.

Successfully transitioning the ATX-101 program we acquired from Bayer in March 2014 could require significant management attention and disrupt our business, and if we are unable to successfully transition this program the anticipated benefits of the program's acquisition may not be fully realized.

        In March 2014, we announced the acquisition of rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. We believe that the acquisition of these rights to ATX-101 will allow us to maximize the global long-term value of ATX-101. However, our ability to realize the anticipated additional benefits depends on successfully transitioning and expanding our existing ATX-101 development program into a global development program. The development of this program by us is subject to numerous risks, including operating in international markets, which will require significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. We may also encounter unexpected and more restrictive laws and regulations, including those laws governing the enforcement and ownership of intellectual property and other activities important to our business.

        In addition, Bayer has been leading the clinical and regulatory development of ATX-101 in Europe and we will now be transitioning the existing clinical and regulatory data into our organization and assuming the responsibility for future development. As a company, we do not have any prior experience securing regulatory approval of a drug product in the European Union, and we may encounter unexpected delays in the process. If we are not able to successfully transition and integrate the acquired ATX-101 program into our organization, or successfully secure regulatory approval of ATX-101 outside the U.S. and Canada, the anticipated benefits of the acquisition of these rights may not be realized fully, or at all, or may take longer to realize than expected.

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

        In addition, we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on CROs to provide timely and accurate notice of their costs to us.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us and have a materially adverse effect on our stock price.

        During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm, when required, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. For example, as a result of the restatement of our previously reported basic and diluted net income (loss) per share amounts for the years ended December 31, 2010, 2011 and 2012 and the quarterly periods within the years ended December 31, 2011 and 2012, we determined that we had a material weakness relating to our internal control over financial reporting as of December 31, 2012, which was subsequently remediated.

        We cannot provide assurance that a material weakness will not occur in the future, or that we will be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and the related rules and regulations of the SEC when required. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. If we cannot in the future favorably assess, or our independent registered public accounting firm, when required, is unable to provide an unqualified attestation report on, the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

Under the related agreements for the acquisition of the rights to develop and commercialize ATX-101 outside of the United States and Canada, Bayer has the right to seek indemnification from us for certain damages it suffers as a result of a material breach of the representations and warranties we made or if we fail to perform any of our other contractual obligations under these agreements, as well as for certain damages arising out of the ATX-101 program, which amounts could be significant.

        We have agreed to indemnify Bayer and its affiliates against losses it suffers as a result of our material breach of representations and warranties and our other obligations in the agreements related to the acquisition of rights from Bayer to ATX-101 outside of the United States and Canada. If one or more of our representations and warranties were not true at the time we made them to Bayer, or if we fail to perform any of our other contractual obligations under these agreements, we would be in breach of the applicable agreement. In the event of a breach or failure by us to perform, Bayer has the right to seek indemnification from us for damages suffered by them as a result of such breach or failure to perform. In addition, we have agreed, subject to certain exceptions, to indemnify Bayer and its affiliates for damages it suffers as a result of our development and commercialization of ATX-101, including as a result of a personal injury or death caused by a manufacturing defect in the product produced by us or our suppliers, or a violation of any regulatory authorization related to the marketing and sale of ATX-101. The amounts for which we could become liable may be significant.

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

        We may be subject to third-party claims that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney's fees if we are found to be willfully infringing a third party's patents. We have agreed to indemnify our former collaborator Bayer against such claims brought against it, and may undertake similar obligations on behalf of other future collaborators in the future. If a patent infringement suit were brought against us or our future collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our future collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our future collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our future collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and would divert management's attention from our core business. Any of these events could harm our business significantly.

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

        The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, although ATX-101 contains synthetic deoxycholate, the most common form of deoxycholate is a naturally occurring substance (as are certain other aesthetic pharmaceuticals, including botulinum toxin), and is therefore not eligible for composition-of-matter patent protection in certain jurisdictions, including the United States. To the extent that naturally-occurring deoxycholate products (or other synthetic deoxycholate products) do not infringe claims in our method-of-use, formulation or other patents and patent applications, competitors may be able to offer and sell such products and compete with ATX-101. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to ATX-101 or any future product candidates is challenged, then it could threaten our ability to commercialize ATX-101 or any future product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market ATX-101 or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third-party, or instituted by the U.S. PTO, to determine who was first to invent any of the subject matter covered by the patent claims of our applications.

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

        If we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering ATX-101, or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. PTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on ATX-101 or a future product. Such a loss of patent protection would have a material adverse impact on our business.

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

We have not yet registered trademarks for commercial trade names for ATX-101 and failure to secure such registrations could adversely affect our business.

        We have not yet registered trademarks for commercial trade names for ATX-101. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of ATX-101 or any future product candidates.

        The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market ATX-101 or any future product candidate in the United States and other countries until we receive approval of an NDA from the FDA or foreign equivalents. We have not submitted an application or obtained marketing approval for ATX-101 anywhere in the world. Obtaining regulatory approval of an NDA or foreign equivalent can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

  •
  warning letters;

  •
  civil and criminal penalties;

  •
  injunctions;

  •
  withdrawal of approved products;

  •
  product seizure or detention;

  •
  product recalls;

  •
  total or partial suspension of production; and

  •
  refusal to approve pending NDAs or supplements to approved NDAs.

        Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

        Regulatory approval of an NDA or NDA supplement, or foreign equivalents, is not guaranteed, and the approval process is expensive and may take several years. The FDA and other foreign regulatory authorities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we or our future collaborators could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and other foreign regulatory authorities can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

  •
  a drug candidate may not be deemed safe or effective;

  •
  they may not find the data from preclinical studies and clinical trials sufficient;

  •
  they might not approve our third party manufacturers' processes or facilities; or

  •
  they may change its approval policies or adopt new regulations.

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

        Any regulatory approvals that we receive for ATX-101 or any future product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the applicable regulatory agency approves ATX-101 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with CGMP and GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with ATX-101 or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

  •
  restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

  •
  fines, warning letters or holds on clinical trials;

  •
  refusal by the FDA or other regulatory agencies to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

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

Our failure to obtain regulatory approvals in foreign jurisdictions for ATX-101 would prevent us from marketing ATX-101 internationally.

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

        The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file we may not receive necessary approvals to commercialize our products in any market.

If approved, ATX-101 or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.

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

We may in the future be subject to various federal, state and foreign laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.

        While we do not expect that ATX-101, if approved, will be covered for patients in whole or in part by Medicare, Medicaid or other federal and foreign healthcare programs, we may still be subject to the various U.S. federal state and foreign laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or in part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

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

        Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, contractors, future distributors, partners, future or former collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations and reputation.

        We will also be subject to similar laws in foreign countries where we may conduct business. For example, within the EU, the control of unlawful marketing and promotional activities is a matter of national law in each of the member states. The member states of the EEA closely monitor perceived unlawful marketing and promotional activities by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected.

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

        From October 11, 2012, the first day of trading of our common stock, to March 1, 2014, our stock has had low and high closing sales prices in the range of $19.05 to $55.98 per share. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this "Risk Factors" section of this Annual Report on Form 10-K and others such as:

  •
  negative perceptions with regard to the acquisition of rights to ATX-101 from Bayer;

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

  •
  new legislation in the United States or other foreign territories relating to the sale or pricing of pharmaceuticals;

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

        We are an "emerging growth company," as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we are relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2017 (the last day of the fiscal year following the fifth anniversary of our initial public offering), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

If we sell or issue shares of our common stock in future financings or transactions, stockholders may experience immediate dilution and, as a result, our stock price may decline.

        We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase or issuance of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        As of March 1, 2014, our executive officers, directors and their respective affiliates beneficially owned approximately 27.6% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 1, 2014, we have a total of 21,864,232 shares of common stock outstanding. In addition, as of March 1, 2014, 3,381,673 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 1B.    Unresolved Staff Comments.

        Not applicable.

ITEM 2.    Properties.

        Our corporate headquarters are located in Calabasas, California, where we lease and occupy 16,947 square feet of office space. The current terms of our leases expire on July 31, 2014, with an option to extend the term through December 2016.

        On March 12, 2014, we executed a new 36 month lease for our corporate headquarters located in Westlake Village, California commencing August 1, 2014. The lease is for 24,475 square feet of office space, and an additional 8,723 square feet commencing no later than April 1, 2015. The terms of the lease expire July 31, 2017, with an option to renew for an additional 36 months.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol "KYTH" since our initial public offering on October 11, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth on a per share basis, for the periods indicated, the low and high sale intraday prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Year ended December 31, 2012
Fourth Quarter (from October 11, 2012)	$31.93	$18.49
Year ended December 31, 2013
First Quarter	$31.49	$14.07
Second Quarter	$27.33	$18.56
Third Quarter	$47.50	$23.03
Fourth Quarter	$47.85	$35.25

Holders

        As of March 1, 2014, there were approximately 34 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

        The following graph shows the total stockholder return of an investment of $100 in cash on October 11, 2012 (the first day of trading of our common stock), through December 31, 2013 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

 Comparison of Cumulative Total Return*
Among KYTHERA Biopharmaceuticals, Inc., the NASDAQ Composite
Index, and the NASDAQ Biotechnology Index

*
Assume $100 invested in stock or index on October 11, 2012 including reinvestment of dividends

Recent Sales of Unregistered Securities

        From January 1, 2013 through December 31, 2013, we have not issued any securities in a transaction not registered under the Securities Act that have not been previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Issuer Purchases of Equity Securities

        During the three months ended December 31, 2013, we repurchased the following shares:

Period	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 to December 31, 2013	615	$38.59	—	—

(a)
Our 2004 Stock Plan, as amended, permits participants to use the fair market value of Company common stock they own to pay for the exercise of stock options ("stock swap method"). In connection with the exercise of a stock option to purchase 4,461 shares of our common stock at an exercise price of $5.3150 per share, an optionee tendered 615 shares of our common stock held by the optionee in consideration of the full aggregate exercise price in accordance with the terms of the option and 2004 Stock Plan, as amended. The shares used under the stock swap method are the only shares included in the table above.

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

        We derived the selected statement of operations data for the years ended December 31, 2011, 2012 and 2013 and the balance sheet data as of December 31, 2012 and 2013 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2009 and 2010 and the balance sheet data as of December 31, 2009, 2010 and 2011 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except for per shares data)
Statement of Operations Data:
License income	$—	$4,488	$12,985	$19,687	$—
Sublicense expense	—	411	1,188	1,936	—

Gross margin	—	4,077	11,797	17,751	—
Operating expenses:
Research and development	9,823	14,842	15,766	43,184	33,974
General and administrative	4,930	6,785	6,879	10,505	16,092

Total operating expenses:	14,753	21,627	22,645	53,689	50,066

Loss from operations	(14,753)	(17,550)	(10,848)	(35,938)	(50,066)
Interest income	66	19	—	—	135
Interest expense	—	—	(75)	(441)	(1,980)
Warrant and other income (expense), net	(73)	570	(229)	(420)	—
Other income	—	930	—	—	—

Net loss	$(14,760)	$(16,031)	$(11,152)	$(36,799)	$(51,911)

Per share information:
Net loss per share of common stock, basic and diluted	$(10.85)	$(11.64)	$(7.98)	$(7.47)	$(2.71)

Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	1,360,000	1,377,000	1,398,000	4,924,000	19,150,000

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities(1)	$19,754	$21,676	$34,577	$79,311	$167,058
Working capital(1)	16,912	3,890	29,524	71,367	155,695
Total assets	20,092	45,509	45,079	96,222	173,407
Notes payable (current and noncurrent)	—	—	—	3,924	11,505
Redeemable convertible preferred stock warrant liability	1,601	1,031	2,145	—	—
Redeemable convertible preferred stock	70,930	71,300	107,587	—	—
Accumulated deficit	(56,324)	(72,355)	(83,507)	(120,306)	(172,217)
Total stockholders' (deficit) equity(1)	(55,445)	(70,747)	(81,024)	68,906	149,839

(1)
Increase in cash, cash equivalents and marketable securities, working capital and stockholders' equity is due to public offerings for net proceeds of $72.5 million and $125.0 million during 2012 and 2013, respectively.

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

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription aesthetic products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug in late stage clinical development for the reduction of submental fat, which commonly presents as an undesirable "double chin." Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and long-lasting results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market. ATX-101 is our only product candidate in clinical development and we are substantially dependent on its regulatory approval and successful commercialization.

        Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101. In August 2010, we entered into a license agreement and related collaboration agreement with Bayer which provided Bayer the exclusive rights to develop and commercialize ATX-101 for all indications outside of the United States and Canada. In March 2014, we acquired these rights and now maintain all rights to develop and commercialize ATX-101 worldwide. We have not filed for approval with the FDA or any foreign regulatory agencies for the commercialization of ATX-101 and we have not generated any revenue from product sales. Historically we have funded substantially all of our operations through the sale and issuance of our common and preferred stock, convertible debt, amounts received from U.S. government grants and pursuant to our collaboration arrangement with Bayer and borrowings under our existing credit facility.

        We have never been profitable and, as of December 31, 2013, we had an accumulated deficit of $172.2 million. We incurred net losses of $11.2 million, $36.8 million and $51.9 million for the years ended December 31, 2011, 2012 and 2013, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We may need to seek additional funding to support our operating activities, especially as we approach anticipated regulatory approval and begin to establish our sales capabilities in the United States and internationally. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

        On October 16, 2012, we completed our initial public offering ("IPO") of 5,060,000 shares of common stock at an offering price of $16.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock. We received net proceeds of approximately $72.5 million, after deducting underwriting discounts, commissions and offering related expenses.

        In September 2013, we announced positive topline results from our U.S. and Canadian Phase III clinical trials and in October 2013, we announced additional positive efficacy and patient satisfaction data from these trials.

        In October 2013, we sold 2,622,950 shares of common stock in an underwritten public offering at a price to the public of $45.75 per share. In November 2013, the underwriters purchased an additional 297,042 shares of common stock pursuant to their option to purchase additional shares. We received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discount, commissions and offering related transaction costs.

Recent Development—Acquisition of Rights to ATX-101 Outside of the United States and Canada

        In March 2014, we announced the acquisition of rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. Under the new agreement, KYTHERA Holdings LTD, a wholly-owned Bermuda subsidiary of KYTHERA Biopharmaceuticals, Inc., purchased these rights for total consideration of $84.0 million comprised of $33.0 million in KYTHERA common stock based on a stock price of the average of 10 trading days before and after the transaction and a $51.0 million unsecured promissory note, which bears interest at 5% and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. The Company is in the process of completing its accounting for the acquisition of these rights and expects that it will incur a material charge for acquired in-process research and development in the quarter ending March 31, 2014.

Financial Overview

Revenue

        To date, all of our revenue has been derived from license fees we received pursuant to our collaboration arrangement with Bayer. We have not generated any revenue from product sales.

        In the future, if ATX-101 is approved for commercial sale, we may generate revenue from product sales. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, we also received $17.4 million from Bayer to fund certain further global development activities of ATX-101 under the terms of the collaboration arrangement. As of March 2014, we acquired rights to ATX-101 outside of the United States and Canada from Bayer and no longer expect future revenues from our license agreement.

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

Research and Development Expenses

        Major components of our research and development costs include cash compensation, stock-based compensation expense, pre-clinical studies, clinical trials and related clinical manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In the years ended December 31, 2011, 2012 and 2013 we spent $15.8 million, $43.2 million and $34.0 million, respectively, on research and development expenses. Since inception through December 31, 2013, we have spent approximately $95.8 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

        Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses will increase as we prepare for submission for approval in the United States and other territories throughout the world and as a result of the acquisition of rights to ATX-101 outside of the United States and Canada.

General and Administrative Expenses

        Our general and administrative costs primarily consist of personnel costs, including cash compensation and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the years ended December 31, 2011, 2012 and 2013, our general and administrative expenses totaled approximately $6.9 million, $10.5 million and $16.1 million, respectively. We expect our general and administrative costs will rise as we increase our headcount and expand our staffing, occupy larger facility space, establish commercial infrastructure and other activities to support our company growth as we prepare for a potential commercial launch of ATX-101, both in the United States and internationally.

Former Collaboration Arrangement with Bayer

        In August 2010, we entered into a license agreement with Bayer Consumer Care AG and a related collaboration agreement with Bayer's affiliate, Intendis GmbH. We refer to these agreements jointly as our collaboration arrangement with Bayer, and we refer to Bayer Consumer Care AG and Intendis GmbH jointly as Bayer. Pursuant to our collaboration arrangement, we licensed to Bayer all of the development and commercial rights to ATX-101 outside the United States and Canada. In connection with establishing the collaboration arrangement, we received upfront payments of $43.6 million in 2010 comprised of license fees and amounts to fund certain further global development activities of ATX-101. In May 2012, we received a $15.8 million payment from Bayer triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. In addition, in May 2012, we also received $17.4 million from Bayer to fund certain further Bayer global development activities of ATX-101 under the terms of the collaboration arrangement. In March 2014, we announced that we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. Please see "Recent Development—Acquisition of Rights to ATX-101 Outside of the United States and Canada" for additional details.

License Fees

        License fees received in 2010 of approximately $21.3 million were deferred and recognized on a straight-line basis over the expected period of substantial involvement in the collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer and completion of which was a condition to Bayer's decision to pursue continued development and regulatory approval for ATX-101. These activities were completed as of May 31, 2012, and pursuant to the acquisition of rights from Bayer to ATX-101 outside the U.S. and Canada we will not receive future license fees from Bayer.

Collaboration Development Funds

        Additionally, we have received approximately $39.6 million to fund certain further global development activities of ATX-101, which were recorded as restricted cash and deferred development funds and are an offset to research and development expenses as the restricted cash is utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $14.6 million, $10.1 million, and $11.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. Pursuant to the acquisition of rights from Bayer to ATX-101 outside the U.S. and Canada, the amount of Collaboration Development Funds will be spent and not replenished.

Los Angeles Biomedical Research Institute

        We entered into a license agreement with the Los Angeles Biomedical Research Institute, or LA Biomed, in August 2005, which granted us exclusive worldwide rights to key intellectual property for the active ingredient in ATX-101. As part of this license agreement, we incur sublicense fees equal to 10% of any non-royalty sublicense income, up to a total of an aggregate of $5.0 million. We are obligated to pay LA Biomed low- to mid-single digit royalties on net product sales of ATX-101. Additionally, we will incur a milestone payment of $0.5 million upon receipt of marketing approval.

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

Revenue Recognition

        To date, we have only recognized revenue derived from license fees pursuant to our license agreement with Bayer executed in August 2010. In the future, we may receive revenue from the sale of our products, if approved. We recognize revenue when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. For arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets, the elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has "standalone value" to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (TPE) and (iii) best estimate of selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a standalone basis. In most cases we expect to use TPE or BESP for allocating consideration to each deliverable. The consideration received is allocated among the separate units either on the basis of each unit's fair value or using the residual method and the applicable revenue recognition criteria is applied to each of the separate units. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

        The non-refundable upfront license payment we received upon execution of our license agreement with Bayer had continuing performance obligations under the terms of our collaboration arrangement with Bayer, including development and clinical manufacturing supply obligations. Due to these ongoing performance obligations, we determined that the license did not have standalone value. We also did not have objective and reliable evidence of the fair value of these undelivered obligations. Accordingly, amounts received upfront under the license agreement were recorded as deferred revenue and revenue was recognized on a straight-line basis over the expected period of substantial involvement in the collaboration activities. The period over which these activities were to be performed was based upon management's estimate of the period to complete the development activities required to be conducted relative to the upfront license fee and development funds received from Bayer, and all revenue was recognized as of May 31, 2012.

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

Clinical Trial Accruals

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process seeks to account for expenses resulting from our obligations under contract with vendors, consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate trial expense in our financial statements by matching the appropriate expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussion with applicable personnel and outside services providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2013, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party vendors.

Stock-Based Compensation

        We account for all stock-based compensation payments issued to employees and directors using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures.

        We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of various assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies, which are publicly-traded. When selecting these public companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of our stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have never paid, and do not expect to pay dividends in the foreseeable future. These inputs, which are complex and subjective, can significantly impact the estimated grant date fair value for our stock-based awards and the resulting compensation expense recognized.

        We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2011, 2012 and 2013 we applied a forfeiture rate, which was determined based on historical forfeitures. No forfeiture rate was applied for any period prior to January 1, 2011 as forfeitures prior to such date had been insignificant.

        Total compensation cost recorded in the statements of operations and comprehensive loss, includes stock-based compensation expense related to stock options and restricted stock units issued to employees and directors, and the value of stock options issued to non-employees for services is as follows for the years ended December 31, 2011, 2012 and 2013, respectively: $0.9 million, $1.9 million and $6.5 million.

        As of December 31, 2013, there was $13.3 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.32 years.

Net Operating Loss Carryforwards

        We recorded deferred tax assets of approximately $73.7 million as of December 31, 2013, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating losses, or NOL carryforwards, research and development tax credit carryforwards, and start-up expenditures. As of December 31, 2013, we have federal NOL carryforwards of approximately $152.0 million available to reduce future taxable income, if any. These federal NOL carryforwards expire at various times through 2033. In general, if we experience a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a "Section 382 ownership change"), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. We have determined that we have experienced ownership changes in the past. If we experience a Section 382 ownership change as a result of future changes in our stock ownership, including the issuance of common stock related to the acquisition of rights from Bayer, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Asset Purchase Accounting

        The accounting treatment for an acquisition of a "business" is substantially different from the accounting for an acquisition of an asset or a group of assets. For example, the value assigned to an "in-process research and development" project, with no alternative future uses, is capitalized as an indefinite-lived intangible asset pursuant to the accounting for an acquired business, while the resulting value assigned in an asset acquisition is immediately expensed. The determination of whether a transaction should be accounted for as an acquisition of a "business" or as the acquisition of an asset or a group of assets is complex and subject to substantial judgment.

        In March 2014, the Company acquired rights to develop and commercialize ATX-101 outside the United States and Canada from Bayer. The Company is in the process of completing its accounting for the acquisition of these rights and expects that it will incur a material charge for acquired in-process research and development in the quarter ending March 31, 2014.

JOBS Act

        In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2013

	Year Ended December 31,		Change
	2012	2013	$	%
	(in thousands, except percentages)
License income	$19,687	$—	$(19,687)	(100)%
Sublicense expense	1,936	—	(1,936)	(100)

Gross margin	17,751	—	(17,751)	(100)
Operating expenses:
Research and development	43,184	33,974	(9,210)	(21)
General and administrative	10,505	16,092	5,587	53

Total operating expenses	53,689	50,066	(3,623)	(6)

Loss from operations	(35,938)	(50,066)	(14,128)	39
Interest income	—	135	135	*
Interest expense	(441)	(1,980)	(1,539)	349
Warrant and other income (expense), net	(420)	—	420	(100)

Net loss	$(36,799)	$(51,911)	$(15,112)	41%

*
Percentage not meaningful

        License income.    License income in the year ended December 31, 2012 represents the amortization of upfront license fees received in 2010 from our license agreement with Bayer, which was entered into in August 2010, and was fully amortized by May 31, 2012.

        Sublicense expense.    Sublicense expense in the year ended December 31, 2012 represents the amortization of our $2.0 million non-royalty sublicense fee payable to LA Biomed as a result of our receipt of license fee income pursuant to our license agreement with Bayer, and was recognized on a straight-line basis over the same period that the license income was recorded and was fully amortized by May 31, 2012.

        Research and development expenses.    Research and development expenses decreased $9.2 million, or 21%, from $43.2 million for the year ended December 31, 2012 to $34.0 million for the year ended December 31, 2013. The decrease is primarily attributable to a decrease in the U.S. and Canadian Phase III clinical trial costs of approximately $14.6 million as we transitioned from the enrollment and initiation of patient treatment during the first half of 2012 to completion in late 2013 and a related decrease of approximately $2.0 million in manufacturing expense due to the timing of manufacturing clinical supply for the U.S. and Canadian Phase III clinical trials in 2012, partially offset by higher costs from increases in headcount and related personnel costs of $6.0 million, including increased stock compensation expense of $3.0 million, and increased consulting and other costs of approximately $1.9 million, net for NDA filing preparations.

        General and administrative expenses.    General and administrative expenses increased by $5.6 million, or 53%, from $10.5 million for the year ended December 31, 2012 to $16.1 million for the year ended December 31, 2013. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $2.5 million, including increased stock compensation expense of $1.6 million, increased accounting, legal, director fees and insurance costs of $1.8 million as a result of being a public company and increased marketing costs of $1.6 million in connection with ATX-101 brand development and market research.

        Interest income.    Interest income for the year ended December 31, 2013 represents interest earned on marketable securities purchased during 2013 offset by the amortization of premiums paid on the purchased securities.

        Interest expense.    Interest expense increased by $1.5 million from $0.4 million for the year ended December 31, 2012 to $2.0 million for the year ended December 31, 2013. The increase is primarily due to the interest expense incurred on the amount of outstanding balances of the notes payable.

        Warrant and other income (expense), net.    Warrant and other income (expense), net, of $0.4 million for the year ended December 31, 2012 relates to the fair value of the warrants due to revaluation. All warrants were exercised on a cashless basis in December 2012 and no warrants are outstanding as of December 31, 2013.

Comparison of Years Ended December 31, 2011 and 2012

	Year Ended December 31,		Change
	2011	2012	$	%
	(in thousands, except percentages)
License income	$12,985	$19,687	$6,702	52%
Sublicense expense	1,188	1,936	748	63

Gross margin	11,797	17,751	5,954	50
Operating expenses:
Research and development	15,766	43,184	27,418	174
General and administrative	6,879	10,505	3,626	53

Total operating expenses	22,645	53,689	31,044	137

Loss from operations	(10,848)	(35,938)	(25,090)	231
Interest expense	(75)	(441)	(366)	488
Warrant and other income (expense), net	(229)	(420)	(191)	83

Net loss	$(11,152)	$(36,799)	$(25,647)	230%

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

        General and administrative expenses.    General and administrative expenses increased by $3.6 million, or 53%, from $6.9 million for the year ended December 31, 2011 to $10.5 million for the year ended December 31, 2012. The increase is primarily due to increased personnel costs of $1.4 million relating primarily to increased salary and salary related expense as a result of increased headcount, an increase in costs associated with brand development and market research of $1.1 million, increased consulting costs of $0.5 million and increased director fees and insurance costs of $0.2 million as a result of going public.

        Interest expense.    Interest expense increased by $0.4 million from $0.1 million for the year ended December 31, 2011 to $0.4 million for the year ended December 31, 2012. The increase in interest expense is due to the interest expense on the $5.0 million draw on our credit facility in the fourth quarter.

        Warrant and other income (expense), net.    Warrant and other income (expense), net, increased by $0.2 million from $0.2 million for the year ended December 31, 2011 to $0.4 million for the year ended December 31, 2012. The increase in warrant and other income (expense), net is due to the revaluation of the redeemable convertible preferred stock warrants prior to our IPO.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $11.2 million, $36.8 million and $51.9 million for years ended December 31, 2011, 2012 and 2013, respectively. At December 31, 2013, we had an accumulated deficit of $172.2 million.

        As of December 31, 2013, we had working capital of $155.7 million. Historically, we have principally financed our operations through our public offerings, private placements of redeemable convertible preferred stock and convertible debt, and amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate, ATX-101. We received net proceeds of $72.5 million from our initial public offering in 2012. In October 2013, we completed a public offering of 2,622,950 shares of common stock at an offering price of $45.75 per share. In November 2013, the underwriters purchased an additional 297,042 shares of common stock pursuant to their option to purchase additional shares. We received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discount and offering related transaction costs.

        At December 31, 2013, we had capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $172.1 million, of which $5.1 million was restricted. Our funds are currently invested in money market funds, U.S. government agency securities, corporate debt securities and demand deposit accounts. Restricted cash was received in accordance with our collaboration arrangement with Bayer in order to fund continued development of ATX-101 under the terms of our collaboration agreement.

        Additionally, we have drawn $15.0 million under our existing credit facility and have no further borrowing capacity under our credit facility.

        In March 2014, we entered into an agreement whereby we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. Under the new agreement, KYTHERA Holdings Ltd., a wholly-owned Bermuda subsidiary of KYTHERA Biopharmaceuticals, Inc., purchased these rights for total consideration of $84.0 million comprised of $33.0 million in KYTHERA common stock based on a stock price of the average of 10 trading days before and after the transaction and a $51.0 million unsecured promissory note. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% and is payable no later than 2024. Additionally, Bayer is also eligible to receive certain long-term sales milestone payments on annual sales outside of the United States and Canada.

        The Company is in the process of completing its accounting for the acquisition of these rights and expects that it will incur a material charge for acquired in-process research and development in the quarter ending March 31, 2014.

Summary Statement of Cash Flows

        The following table shows a summary of our cash flows for each of the three years ended December 31, 2011, 2012 and 2013.

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Net cash (used in) provided by
Operating activities	$(22,707)	$(32,688)	$(44,869)
Investing activities	(696)	(190)	(56,502)
Financing activities	36,304	77,612	133,578

Net increase in cash and cash equivalents	$12,901	$44,734	$32,207

        Net cash used in operating activities.    Net cash used in operating activities was $44.9 million for the year ended December 31, 2013 and consisted primarily of a net loss of $51.9 million offset by stock based compensation of $6.5 million. The significant items in the change in operating assets and liabilities include a decrease in deferred development funds of $12.0 million offset by a decrease in restricted cash of $10.9 million. The decrease in the deferred development funds and restricted cash is due to the continuing performance of obligations under our collaboration agreement with Bayer.

        Net cash used in operating activities was $32.7 million for the year ended December 31, 2012 and consisted primarily of a net loss of $36.8 million offset by stock based compensation and payment for services in stock of $3.4 million. The significant items in the change in operating assets and liabilities include an increase in restricted cash of $8.6 million, a decrease in deferred revenue of $3.8 million and a decrease in payable to a licensor of $1.6 million, offset by an increase in deferred development funds of $9.2 million and an increase in accounts payable and other accrued liabilities of $3.2 million. The decrease in deferred revenue is due to the recognition of the remaining unamortized portion of the upfront license payment received as part of our license agreement with Bayer. The increase in the deferred development funds and restricted cash is due to the receipt of $17.4 million under the collaboration agreement with Bayer, offset by funds utilized for the continuing performance of obligations under the collaboration agreement with Bayer.

        Net cash used in operating activities was $22.7 million for the year ended December 31, 2011 and consisted primarily of a net loss of $11.2 million offset by stock-based compensation expense of $0.9 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $13.0 million, a decrease in deferred development funds of $14.7 million, offset by a decrease in restricted cash of $14.4 million and a decrease in deferred licensor payment of $1.2 million. The decrease in deferred revenue and deferred licensor payment was due to the recognition of a portion of the upfront license payment received as part of our license agreement with Bayer and the related sublicense expense. The decrease in the deferred development funds and restricted cash is due to the continuing performance of obligations under the collaboration agreement with Bayer.

        Net cash used in investing activities.    Net cash used in investing activities for the year ended December 31, 2013 was $56.5 million and was comprised mainly of purchases of marketable securities. Net cash used in investing activities for the years ended December 31, 2011 and 2012 was $0.7 million and $0.2 million, respectively and consisted of purchases of fixed assets.

        Net cash provided by financing activities.    Net cash provided by financing activities was $133.6 million for the year ended December 31, 2013, which was primarily due to proceeds from the public offering of $125.0 million and borrowing of $10.0 million from our credit facility, offset by repayments on the notes of $2.8 million. Net cash provided by financing activities was $77.6 million for the year ended December 31, 2012, which was primarily due to proceeds from our initial public offering and borrowings of $5.0 million from our credit facility. Net cash provided by financing activities was $36.3 million for the year ended December 31, 2011, which was primarily due to proceeds from the issuance of Series D redeemable convertible preferred stock.

Operating and Capital Expenditure Requirements

        We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we seek regulatory approval and prepare for commercial launch of our product candidate, ATX-101. With the recent acquisition of rights to ATX-101 outside of the U.S. and Canada, we expect clinical, regulatory, manufacturing, marketing and general and administrative expenses to increase as we prepare to submit regulatory filings in multiple countries, evaluate the need for additional clinical studies and define our commercial strategy.

        Additionally, as a public company, we incur significant audit, legal, and other expenses that we did not incur as a private company. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we may need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

        Our future capital requirements depend on many factors, including:

  •
  any unexpected results from further analysis beyond the topline data of our recently completed U.S. and Canadian Phase III clinical trials for ATX-101;

  •
  the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 outside of the United States and Canada including other costs associated with operating outside of the United States;

  •
  the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 or any future product candidates;

  •
  the number and characteristics of any other product candidates we develop or acquire;

  •
  the scope, progress, results and costs of researching and developing ATX-101 or any future product candidates, and conducting preclinical and clinical trials;

  •
  the cost of commercialization activities if ATX-101 or any future product candidates are approved for sale, including marketing, sales and distribution cost and preparedness of our corporate infrastructure;

  •
  the cost of manufacturing ATX-101 and any future product candidates and any products we successfully commercialize;

  •
  the timing of the payment of our debt obligations, including whether or not we determine to prepay the $51.0 million note held by Bayer;

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

Contractual Obligations and Commitments

        The following is a summary of our long-term contractual cash obligations as of December 31, 2013.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$246	$246	$—	$—	$—
Notes payable(2)	14,168	6,634	7,534	—	—

Total contractual obligations	$14,414	$6,880	$7,534	$—	$—

(1)
We lease our facilities and certain equipment under operating leases. This does not include the new lease. See Note 13, "Subsequent Events (unaudited)" for a discussion of lease obligations associated with the new lease entered into in March 2014.

(2)
The notes payable include the future interest and principal payments on our $15.0 million of borrowing on our credit facility with Lighthouse Capital Partners VI, L.P. This does not include the note payable to Bayer entered into in 2014 as part of the acquisition of rights outside the United States and Canada related to ATX-101. See Note 13, "Subsequent Events (unaudited)" for a discussion of the acquisition of rights to ATX-101 outside of the United States and Canada.

Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable purchase order basis.

Other Milestone-Based Commitments

        We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones. Because the achievement and timing of these milestones is not fixed and determinable, such commitments have not been included on our balance sheet or in the Contractual Obligations and Commitments table above. The total aggregate amount of such commitments is approximately $1.9 million. Additionally due to the acquisition of rights to ATX-101, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.

Notes Payable

        On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P., or Lighthouse, which we refer to as our credit facility, providing access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. As of December 31, 2013 and December 31, 2012, we had drawn $15.0 million and $5.0 million, respectively, and no longer have any further borrowing capacity under the credit facility. The credit facility includes various covenants, and we were in compliance with all covenants at December 31, 2013 and 2012.

        For each drawdown, we will make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5%, and a final payment of 6% of the amount drawn. The debt is secured by all of our assets, except for intellectual property, which is subject to a negative pledge agreement. In accordance with the terms of the credit facility, we issued to Lighthouse warrants to purchase 33,700 shares of our Series C redeemable convertible preferred stock at a price per share of $13.3530 and 86,306 shares of our Series D redeemable convertible preferred stock at a price per share of $13.9040. The estimated fair value of the warrants at issuance of approximately $0.3 million was recorded as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the expected term of the loan.

        All of the warrants issued to Lighthouse converted to warrants to purchase 120,006 shares of common stock in connection with our initial public offering and were subsequently net exercised on a cashless basis for 49,435 shares of common stock in December 2012.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses results of operations, liquidity, capital expenditures or capital resources, except stock options.

Recent Accounting Pronouncements

        In February 2013, a new accounting standard was issued that requires increased disclosure requirements regarding amounts that are reclassified out of accumulated other comprehensive income. The standard is required to be adopted prospectively beginning on January 1, 2013. Adoption of this standard did not have a material impact on the Company's financial statements.

        In July 2013, a new accounting standard was issued that requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The standard is required to be adopted prospectively beginning on January 1, 2014 and may be applied retrospectively to each prior reporting period presented. The Company does not believe its adoption will have a material impact on the Company's financial statements and related disclosures.

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

Cash and Cash Equivalents. Marketable Securities and Restricted Cash

        As of December 31, 2013, we had cash and cash equivalents, marketable securities and restricted cash of $172.1 million, of which $5.1 million is restricted. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At December 31, 2013, our cash and cash equivalents, marketable securities and restricted cash were comprised of funds in cash, money market accounts, U.S. government agency securities and highly rated, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Notes Payable

        Our current notes payable are at an effective interest rate which approximates the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk. We do not believe an immediate 10% increase or decrease in market interest rates would have a material effect on the fair value of the notes, as the interest rate on our notes payable is fixed for specified periods. Therefore changes in interest rates do not affect our operating results or cash flows.

        We are currently evaluating the effective interest rate on the $51.0 million unsecured note related to the recent acquisition of rights from Bayer.

Foreign Currency Exchange Rate Fluctuations

        With the recent acquisition of rights to ATX-101 outside of the United States and Canada from Bayer, in the future, we may be subject to fluctuations in foreign currency exchange rate risk. We are not currently exposed to any foreign currency exchange rate risk and, as a result, we do not currently hedge any foreign currency exposure.

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

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

        Our management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

        Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

  Attestation Report on Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        On March 12, 2014, we entered into a lease agreement with Russell Ranch Road, LLC, or the Landlord, for new corporate headquarters, or the Lease Agreement, consisting of approximately 24,475 square feet located at 30930 Russell Ranch Road, Westlake Village, California. The Lease Agreement has a term of 36 months commencing on August 1, 2014. The Lease Agreement provides for an initial base monthly rent of approximately $62,000 during the first year, subject to a fixed rate escalation increase of 3% per annum. The Lease Agreement also provides us with a renewal option for an additional lease term of 36 months upon no less than 240 days and no more than 360 days prior written notice. The rental amount for the option term shall be set at the fair market rental rate for comparable office space. The Lease Agreement also includes an additional 8,723 square feet, commencing upon delivery of the additional premises by the Landlord but no later than April 1, 2015 at the same base rent per square foot as the original premises.

        The Lease Agreement contains terms, conditions, events of defaults and covenants customary for a lease agreement, including, among others, an obligation by us to maintain certain levels of general liability and property insurance, surrender conditions of the premises and indemnification provision in favor of the Landlord. In the event of a default by us under the Lease Agreement, the Landlord has the right to terminate the Lease Agreement, take possession of the premises and, subject to legal limitations, recover monetary damages including unpaid rent.

        The foregoing description of the material terms of the Lease Agreement is qualified in its entirety by the complete terms of the Lease Agreement, which is filed as Exhibit 10.20 to this Annual Report on Form 10-K.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers—Section 16(a)

Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.    Executive Compensation.

        The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference from the applicable information set forth in "Ratification of Selection of Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC.

 PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

        (a)   Documents filed as part of this report

1.
Financial Statements

    The following financial statements are included herein:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2013 and 2012	F-3
Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2013	F-4
Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 2013	F-5
Statements of Cash Flows for each of the three years in the period ended December 31, 2013	F-6
Notes to Financial Statements	F-7

2.
Financial Statement Schedules

        None, as all required disclosures have been made in the Financial Statements and notes thereto or are not applicable.

        (b)   Exhibits: The exhibits listed on the accompanying Exhibit Index are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYTHERA Biopharmaceuticals, Inc.
March 17, 2014	By:	/s/ JOHN W. SMITHER John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ KEITH R. LEONARD, JR. Keith R. Leonard, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2014
/s/ JOHN W. SMITHER John W. Smither	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014
/s/ F. MICHAEL BALL F. Michael Ball	Director	March 17, 2014
/s/ NATHANIEL DAVID Nathaniel David, Ph.D.	Director	March 17, 2014

Signature	Title	Date

/s/ DENNIS FENTON Dennis Fenton, Ph.D.	Director	March 17, 2014
/s/ FRANÇOIS KRESS François Kress	Director	March 17, 2014
/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 17, 2014
/s/ CAMILLE SAMUELS Camille Samuels	Director	March 17, 2014
/s/ DAVID SCHNELL David Schnell, M.D.	Director	March 17, 2014
/s/ JOSEPH L. TURNER Joseph L. Turner	Director	March 17, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	Date	Number
3.1		Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1

3.2		Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2

4.1		Reference is made to exhibits 3.1 and 3.2.

4.2		Specimen Common Stock Certificate.	S-1/A	08/31/2012	4.2

10.1(a	)	Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(a	)

10.1(b	)	Amendment, dated January 27, 2012, to Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(b	)

10.2	#	Form of Indemnity Agreement for directors and officers.	S-1/A	05/17/2012	10.2

10.3(a	)	Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(a	)

10.3(b	)	Amendment No. 1, dated December 30, 2011, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(b	)

10.3(c	)	Amendment No. 2, dated July 23, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	08/31/2012	10.3(c	)

10.3(d	)	Amendment No. 3, dated November 30, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, as amended, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	8-K	12/05/2012	10.1

Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	Date	Number
10.4(a	)	Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(a	)

10.4(b	)	First Amendment, dated January 8, 2010, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(b	)

10.4(c	)	Second Amendment, dated April 21, 2011, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(c	)

10.4(d	)	Third Amendment, dated March 23, 2012, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.4(d	)

10.4(e	)	Fourth Amendment, dated March 28, 2013, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	10-Q	05/13/2013	10.5

10.4(f	)	Fifth Amendment, dated January 29, 2014, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.					X

10.5(a)	†	License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(a	)

10.5(b)	†	First Amendment, dated March 21, 2011, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(b	)

10.5(c)	†	Second Amendment, dated April 2, 2012, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(c	)

Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	Date	Number
10.6(a)	†	Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(a	)

10.6(b)	†	First Amendment, dated November 17, 2010, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(b	)

10.6(c)	†	Second Amendment, dated April 2, 2012, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(c	)

10.7(a)	†	License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(a	)

10.7(b	)	Amendment, dated January 5, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(b	)

10.7(c	)	Amendment, dated August 18, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(c	)

10.8(a)	†	Manufacturing and Supply Agreement, dated July 7, 2009, by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(a	)

10.8(b)	†	First Amendment, dated May 21, 2012, to Manufacturing and Supply Agreement, dated July 7, 2009 by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(b	)

10.9	†	Development and Supply Agreement, dated November 29, 2010, by and between Hospira Worldwide, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.9

			Incorporated by Reference
Exhibit Number							Filed Herewith
		Exhibit Description	Form	Date	Number
10.10(a)	#	KYTHERA Biopharmaceuticals, Inc. 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(a	)

10.10(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(b	)

10.11(a)	#	KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan.	10-Q	11/13/2012	10.3(a	)

10.11(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(b	)

10.11(c)	#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(c	)

10.12	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith R. Leonard, Jr. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.12

10.13	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between John W. Smither and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.13

10.14	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.14

10.14(b)	#	Separation Agreement and Release, dated March 27, 2013, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	8-K	04/02/2013	10.1

10.14(c)	#	Senior Advisor to the Board Agreement, effective March 28, 2013, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	8-K	04/02/2013	10.2

10.15	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith L. Klein, J.D. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.15

10.16	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Jeffrey D. Webster and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.16

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.17(a)	#	Non-employee Director Compensation Program.	S-1/A	05/17/2012	10.17

10.7(b)	#	Amendment to Non-Employee Director Compensation Program	8-K	09/19/2013	*

10.18	#	Employment agreement, dated March 23, 2013, by and between Frederick Beddingfield, III, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	10-K	03/26/2013	10.18

10.19	†	Commercial Development and Supply Agreement by and between KYTHERA Biopharmaceuticals, Inc., and Cambridge Major Laboratories, Inc.	10-Q	05/13/2013	10.4

10.20		Office Lease, dated March 12, 2014, by and between Russell Ranch Road, LLC and KYTHERA Biopharmaceuticals, Inc.				X

21.1		List of Subsidiaries				X

23.1		Consent of Independent Registered Public Accounting Firm.				X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1		Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2		Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	**	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.1	**	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	***	XBRL Instance Document				X

101.SCH	***	XBRL Taxonomy Extension Schema Document				X

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document				X

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
101.LAB	***	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of KYTHERA Biopharmaceuticals, Inc.

        We have audited the accompanying balance sheets of KYTHERA Biopharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KYTHERA Biopharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 17, 2014

KYTHERA BIOPHARMACEUTICALS, INC.

Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$111,518,000	$79,311,000
Restricted cash, current portion	5,062,000	7,657,000
Marketable securities	55,540,000	—
Prepaid expenses and other current assets	1,156,000	621,000

Total current assets	173,276,000	87,589,000
Property and equipment, net	94,000	275,000
Restricted cash—net of current portion	—	8,321,000
Other assets	37,000	37,000

Total assets	$173,407,000	$96,222,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,228,000	$2,152,000
Accrued personnel costs	3,114,000	2,173,000
Accrued costs for services	3,191,000	4,862,000
Accrued interest	375,000	22,000
Notes payable, current portion	5,526,000	1,160,000
Deferred development funds, current portion	2,147,000	5,853,000

Total current liabilities	17,581,000	16,222,000
Notes payable—net of current portion	5,979,000	2,764,000
Deferred development funds—net of current portion	—	8,321,000
Deferred rent	8,000	9,000

Total liabilities	23,568,000	27,316,000
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized, 21,745,000 and 18,325,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Additional paid in capital	322,052,000	189,212,000
Accumulated other comprehensive income	4,000	—
Accumulated deficit	(172,217,000)	(120,306,000)

Total stockholders' equity	149,839,000	68,906,000

Total liabilities and stockholders' equity	$173,407,000	$96,222,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2013	2012	2011
License income	$—	$19,687,000	$12,985,000
Sublicense expense	—	1,936,000	1,188,000

Gross margin	—	17,751,000	11,797,000
Operating expenses:
Research and development	33,974,000	43,184,000	15,766,000
General and administrative	16,092,000	10,505,000	6,879,000

Total operating expenses	50,066,000	53,689,000	22,645,000

Loss from operations	(50,066,000)	(35,938,000)	(10,848,000)
Interest income	135,000	—	—
Interest expense	(1,980,000)	(441,000)	(75,000)
Warrant and other income (expense), net	—	(420,000)	(229,000)

Net loss	$(51,911,000)	$(36,799,000)	$(11,152,000)

Other comprehensive income:
Unrealized net gain on marketable securities	4,000	—	—

Comprehensive loss	$(51,907,000)	$(36,799,000)	$(11,152,000)

Per share information:
Net loss, basic and diluted	$(2.71)	$(7.47)	$(7.98)

Basic and diluted weighted average shares outstanding	19,150,000	4,924,000	1,398,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Redeemable Convertible Preferred Stock								Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock
												Accumulated Other Comprehensive Income (loss)
										Par Value	Additional Paid in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares					Total
Balance at December 31, 2010	1,806,000	$902,000	3,981,000	$30,193,000	3,023,000	$40,205,000	—	$—	1,394,000	—	$1,608,000	$—	$(72,355,000)	$(70,747,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	12,000	—	18,000	—	—	18,000
Repurchase of common stock in June 2011	—	—	—	—	—	—	—	—	(7,000)	—	(1,000)	—	—	(1,000)
Issuance of Series D convertible preferred stock in August 2011 for cash at $13.9040 per share, net of issuance costs of $1,138,000	—	—	—	—	—	—	2,692,000	36,287,000	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	858,000	—	—	858,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,152,000)	(11,152,000)

Balance at December 31, 2011	1,806,000	$902,000	3,981,000	$30,193,000	3,023,000	$40,205,000	2,692,000	$36,287,000	1,399,000	—	$2,483,000	$—	$(83,507,000)	$(81,024,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	51,000	—	123,000	—	—	123,000
Issuance of common stock in January 2012 at $8.22 per share for services	—	—	—	—	—	—	—	—	5,000	—	43,000	—	—	43,000
Issuance of Series D convertible preferred stock in July 2012 at $13.9040 per share for services	—	—	—	—	—	—	11,000	158,000	—	—	—	—	—	—
Issuance of common stock in October 2012 at $22.50 per share for services	—	—	—	—	—	—	—	—	63,000	—	1,414,000	—	—	1,414,000
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	1,816,000	—	—	1,816,000
Issuance of shares of common stock at $16.00 per share, net of issuance cost of $8,481,000	—	—	—	—	—	—	—	—	5,060,000	—	72,479,000	—	—	72,479,000
Conversion of convertible preferred stock into common stock	(1,806,000)	(902,000)	(3,981,000)	(30,193,000)	(3,023,000)	(40,205,000)	(2,703,000)	(36,445,000)	11,545,000	—	107,743,000	—	—	107,743,000
Reclassification of Preferred Stock Warrant Liability to additional paid in capital	—	—	—	—	—	—	—	—	—	—	3,101,000	—	—	3,101,000
Issuance of common stock due to net exercise of warrants	—	—	—	—	—	—	—	—	201,000	—	—	—	—	—
Issuance of common stock due to warrants exercised for cash	—	—	—	—	—	—	—	—	1,000	—	10,000	—	—	10,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,799,000)	(36,799,000)

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	18,325,000	—	$189,212,000	$—	$(120,306,000)	$68,906,000
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	495,000	—	1,338,000	—	—	1,338,000
Issuance of common stock in April 2013 at $20.14 per share for services	—	—	—	—	—	—	—	—	5,000	—	101,000	—	—	101,000
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	6,402,000	—	—	6,402,000
Issuance of shares of common stock at $45.75 per share, net of issuance cost of $8,591,000	—	—	—	—	—	—	—	—	2,920,000	—	124,999,000	—	—	124,999,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4,000	—	4,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(51,911,000)	(51,911,000)

Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	21,745,000	—	$322,052 ,000	$4,000	$(172,217,000)	$149,839,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(51,911,000)	$(36,799,000)	$(11,152,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of premium on marketable securities	572,000	—	—
Amortization of debt issuance cost	340,000	272,000	—
Amortization of redeemable convertible preferred stock warrant value	—	—	71,000
Depreciation	223,000	635,000	54,000
Loss on disposal of property and equipment	—	—	4,000
Revaluation of redeemable convertible preferred stock warrants	—	422,000	229,000
Stock-based compensation	6,503,000	1,857,000	858,000
Issuance of stock for licensor payment	—	1,572,000	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(183,000)	561,000	(809,000)
Restricted cash	10,916,000	(8,575,000)	14,416,000
Deferred licensor payment	—	352,000	1,188,000
Other assets	—	(6,000)	(12,000)
Accounts payable and other accrued liabilities	699,000	3,203,000	80,000
Deferred revenue	—	(3,847,000)	(12,984,000)
Deferred development funds	(12,027,000)	9,223,000	(14,652,000)
Payable to licensor	—	(1,560,000)	—
Deferred rent	(1,000)	2,000	2,000

Net cash used in operating activities	(44,869,000)	(32,688,000)	(22,707,000)
Investing activities
Purchases of marketable securities	(63,832,000)	—	—
Proceeds from sales of marketable securities	7,372,000	—	—
Investment in property and equipment	(42,000)	(190,000)	(696,000)

Net cash used in investing activities	(56,502,000)	(190,000)	(696,000)
Financing activities
Borrowings on credit facility	10,000,000	5,000,000	—
Repayment of notes payable	(2,759,000)	—	—
Proceeds from public offerings, net of issuance costs	124,999,000	72,479,000	—
Proceeds from common stock option and warrant exercises	1,338,000	133,000	17,000
Net proceeds from issuance of convertible preferred stock	—	—	36,287,000

Net cash provided by financing activities	133,578,000	77,612,000	36,304,000

Net increase in cash and cash equivalents	32,207,000	44,734,000	12,901,000
Cash and cash equivalents at beginning of period	79,311,000	34,577,000	21,676,000

Cash and cash equivalents at end of period	$111,518,000	$79,311,000	$34,577,000

Supplemental disclosures
Issuance of redeemable convertible preferred stock warrants for senior loan facility commitment	$—	$534,000	$885,000
Reclassification of warrants to purchase common stock	$—	$3,101,000	$—
Conversion of convertible preferred stock to common stock	$—	$107,743,000	$—
Issuance of redeemable convertible preferred stock for licensor payment	$—	$158,000	$—
Issuance of common stock for licensor payment	$—	$1,414,000	$—
Issuance of common stock for services rendered	$101,000	$43,000	$—
Interest expense paid in cash	$1,288,000	$147,000	$—

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements

1. Organization and Basis of Presentation

        KYTHERA Biopharmaceuticals, Inc. ("KYTHERA" or the "Company") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. The Company's objective is to develop first-in-class, prescription aesthetic products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. The Company's initial focus is on the facial aesthetics market, which comprises the majority of the aesthetics medicine market. The Company's product candidate, ATX-101, is a potential first-in-class, injectable drug in late stage clinical development for the reduction of submental fat, which commonly presents as an undesirable "double chin."

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

        The accompanying financial statements for the years ended December 31, 2013, 2012, and 2011 have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Since inception in 2004, the Company has not been profitable and has incurred operating losses in each year. The Company has a limited operating history upon which you can evaluate its business and prospects. The Company has not generated any revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company has recorded net losses of $51,911,000, $36,799,000 and $11,152,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and had an accumulated deficit of $172,217,000 and $120,306,000 as of December 31, 2013 and 2012, respectively. The Company has funded its operations primarily through the sale and issuance of common and preferred stock, convertible debt, and amounts received pursuant to the collaboration arrangement with Bayer and borrowings under its credit facility. Net working capital at December 31, 2013 and 2012, was $155,695,000 and $71,367,000, respectively. The Company expects to continue to incur losses for the foreseeable future. At December 31, 2013, the Company had capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $172,120,000, of which $5,062,000 was restricted. At December 31, 2013, the Company had no further borrowing capacity under its existing credit facility.

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

        On October 15, 2013, the Company completed its secondary offering of 2,623,000 shares of common stock at an offering price of $45.75 per share. On November 12, 2013, the underwriters purchased an additional 297,000 shares of common stock pursuant to their option to purchase additional shares. The Company received aggregate net proceeds of approximately $124,999,000, after deducting the underwriting discounts, commissions and offering related transaction costs.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents and Marketable Securities

        All highly liquid securities with maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of December 31, 2013 and 2012, cash and cash equivalents are comprised of funds invested in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation, or FDIC. The accounts are monitored by management to mitigate the risk.

        Investments with maturities of more than 90 days from the date of purchase are considered marketable securities. Marketable securities are stated at fair value. The Company has classified the entire marketable securities portfolio as available-for-sale securities. Accordingly, any unrealized gain or loss on the investments is reported as a component of accumulated other comprehensive income (loss). The amortized cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity, as applicable. Such amortizations and accretions are included in interest income. The entire marketable securities portfolio is considered available for use in current operations and, accordingly, all such investments are considered current assets although the stated maturity of individual investments may be one year or more beyond the balance sheet date.

        Realized gains and losses on sales of marketable securities are determined on a specific identification basis and reported in interest income. When securities are sold, any associated unrealized gain or loss previously reported in accumulated other comprehensive income (loss) is reclassified out of stockholders' equity and recorded in the statement of operations and comprehensive loss for the period. Accrued interest and dividends are included in interest income.

        On a quarterly basis, the Company reviews its available-for-sale securities for other-than temporary declines in fair value below the amortized cost basis. This evaluation is based on a number of factors including the length of time and extent to which the fair value has been below the cost basis and any adverse conditions related specifically to the security, including any changes to the credit rating of the security. If the Company concludes that an other-than- temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and records the related charge as a reduction of interest income. No impairment charges were recognized during the year ended December 31, 2013.

        As of December 31, 2012 and 2011, the Company did not have any marketable securities. There were no realized gains or losses from the sale of marketable securities for the years ended December 31, 2012 or 2011 and were immaterial for the year ended December 31, 2013.

Restricted Cash

        Restricted cash of $5,602,000 and $15,978,000 at December 31, 2013 and 2012, respectively, represents restricted cash received through the collaboration arrangement with Bayer that will be used to fund certain further global development activities of ATX-101. See Note 8, "Commitments, Collaborations and Contingencies."

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are recorded at historical cost and consisted of the following:

	December 31,
	2013	2012
Cameras	$923,000	$923,000
Computer hardware and electronics	182,000	147,000
Furniture and fixtures	234,000	227,000
Software	21,000	21,000

	1,360,000	1,318,000
Less accumulated depreciation	(1,266,000)	(1,043,000)

	$94,000	$275,000

        Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company disposed of $54,000 of computer hardware and electronics for the year ended December 31, 2011, with a recognized loss at disposal of $4,000. No disposals were made during the years ended December 31, 2013 and 2012 and no loss on disposal was recognized during the years ended December 31, 2013 and 2012.

        Cameras were used in our clinical trials, are fully depreciated as of December 31, 2013 and are being held for disposal.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. The primary objectives for the Company's investment portfolio are the preservation of capital and the maintenance of liquidity. We do not enter into any investment transaction for trading or speculative purposes.

        The Company's investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by U.S. government and U.S. government agencies and corporate debt securities and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In accordance with authoritative guidance, the fair value of non-employee stock based awards is remeasured as the awards vest, and the resulting increase in fair value, if any, is recognized as expense in the period the related services are rendered.

Redeemable Convertible Preferred Stock Warrants

        Prior to the Company's IPO, freestanding warrants that related to the purchase of redeemable convertible preferred stock were classified as liabilities and recorded at fair value each reporting period regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. The warrants were subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of warrant and other income (expense), net. Pursuant to the terms of these warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically became exercisable for shares of the Company's common stock based upon the conversion ratio of the underlying class of preferred stock. The consummation of the Company's IPO resulted in the conversion of all classes of the Company's preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to remeasurement.

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying financial statements for accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. The fair value of cash equivalents, marketable securities and the notes payable are discussed in Note 9, "Fair Value Measurements."

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company's revenue is related to the license agreement with Bayer executed in 2010. This agreement provided for various types of payments, including non-refundable upfront license fees, milestone payments, and future royalties on Bayer's net product sales of ATX-101.

        The Company received a non-refundable upfront license payment of approximately $21,319,000 from Bayer upon execution of the license agreement. The terms of the collaboration arrangement with Bayer included continuing performance obligations and development and clinical manufacturing supply obligations that were conditions to Bayer's decision to pursue continued development and regulatory approval for ATX-101. Due to these ongoing performance obligations, the Company determined that the license did not have stand-alone value. The Company also did not have objective and reliable evidence of the fair value of these undelivered obligations. Accordingly, amounts received upfront under the license agreement were recorded as deferred revenue and were recognized on a straight-line basis over the expected period of substantial involvement in these collaboration activities, which were completed as of May 31, 2012. The period over which these activities were to be performed was based upon management's estimate of the period to complete the development activities required to be conducted relative to the upfront license fee and development funds received from Bayer.

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

Research and Development Costs

        Major components of research and development (R&D) costs include cash compensation, stock-based compensation, pre-clinical studies, clinical trials and related clinical manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on the Company's behalf. R&D costs, including upfront fees and milestones paid to collaborators, are expensed as goods are received or services rendered. Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are also expensed as incurred. Costs incurred in connection with clinical trial activities for which the underlying nature of the activities themselves do not directly relate to active research and development, such as costs incurred for market research and focus groups linked to clinical strategy as well as costs to build the Company's brand, are not included in R&D costs but are reflected as general and administrative expenses.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company enters into agreements with various research institutions, contract laboratories, contract manufacturers and consultants. These agreements are generally on a fee-for-service basis and are cancelable.

Clinical Trial Accruals

        As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. The Company's objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known to us at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2013, there have been no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials. The Company's clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Basic and Diluted Net Loss Per Common Share

        Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding the dilutive effects of converting redeemable preferred stock, warrants to purchase redeemable convertible preferred stock or common stock and options outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock or common stock and options outstanding during the period calculated in accordance with the treasury stock method. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the years ended December 31, 2013, 2012 and 2011. The calculation of weighted average diluted shares outstanding excludes the dilutive effect of redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and options to purchase common stock, as the impact of such items are anti-dilutive during periods of net loss. Shares excluded from the calculation, prior to the use of the treasury stock method, unweighted, were 2,335,000, 1,956,000 and 13,334,000 at December 31, 2013, 2012 and 2011, respectively.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the year ended December 31, 2013, the only component of other comprehensive income (loss) relates to net unrealized gains and losses on marketable securities. We had no other comprehensive income (loss) for the years ended December 31, 2012 and 2011.

        Effective January 1, 2013, we adopted a new accounting standard that requires increased disclosure regarding amounts that are reclassified out of accumulated other comprehensive income subsequent to January 1, 2013. There were no reclassifications out of accumulated other comprehensive income during the year ended December 31, 2013.

Collaboration Arrangements

        From time to time, we enter into certain collaboration arrangements with third parties regarding the research and development, manufacture and/or commercialization of products and product candidates. These collaborations generally provide for non-refundable, upfront license fees, research and development and commercial performance milestone payments, cost sharing and royalty payments. The collaboration agreements with third parties are performed on a "best efforts" basis with no guarantee of either technological or commercial success. The Company evaluates whether an arrangement is a collaboration arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company reevaluates whether an arrangement qualifies or continues to qualify as a collaboration arrangement whenever there is a change in the anticipated or actual ultimate commercial success of the endeavor. See Note 8, "Commitments, Collaborations and Contingencies."

Recent Accounting Pronouncements

        In July 2013, a new accounting standard was issued that requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the tax benefit

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The standard is required to be adopted prospectively beginning on January 1, 2014 and may be applied retrospectively to each prior reporting period presented. The Company does not believe the adoption of this accounting standard will have a material impact on the Company's financial statements and related disclosures.

3. Marketable Securities

        Our marketable securities held as of December 31, 2013 are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$3,000	$—	$2,003,000
Corporate debt securities:
Financial	33,192,000	13,000	(5,000)	33,200,000
Industrial	11,081,000	2,000	(3,000)	11,080,000
Other	9,263,000	—	(6,000)	9,257,000

Total available-for-sale securities	$55,536,000	$18,000	$(14,000)	$55,540,000

        As of December 31, 2012 the Company did not have any marketable securities. There were no realized gains or losses from the sale of marketable securities for the year ended December 31, 2012 and were immaterial for the year ended December 31, 2013. All of our available-for-sale investments that were in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months and had an aggregate fair value of $20,277,000 as of December 31, 2013. The unrealized losses related to corporate debt securities, which the Company plans to hold until maturity, and it is more likely than not that the Company will not be required to sell prior to maturity. Due to the limited duration and severity of the loss, as well as the nature of corporate debt securities, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2013.

        The maturities of our marketable securities available-for-sale as of December 31, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
Mature in one year or less	$33,279,000	$33,293,000
Mature after one year through two years	22,257,000	22,247,000

	$55,536,000	$55,540,000

4. Bridge Financing

        In January 2006, the Company entered into bridge financing transactions by issuing convertible promissory notes and warrants, for aggregate proceeds of $8,051,000 from certain existing and new investors. The convertible notes bore interest at 8% and were automatically convertible into shares of the Company's preferred stock upon the occurrence of a qualified preferred stock financing as

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

4. Bridge Financing (Continued)

described in the convertible promissory note agreement. The estimated fair value of the warrants, totaling approximately $440,000, was treated as a deduction from the note proceeds (debt discount) and amortized as interest expense over the period the notes were outstanding. The warrants entitled the note holders to obtain a certain number of preferred shares, based on a specific formula outlined in the agreement, at the issuance price of the qualified preferred stock financing. When the Company completed its Series B redeemable convertible preferred stock ("Series B Preferred") financing in May 2006, the aggregate principal and interest outstanding on the convertible notes of $8,247,000 was converted into approximately 1,084,000 shares of Series B Preferred at the issuance price of $7.6055 per share. In addition, the number and the exercise price of the warrants issued in connection with the bridge financing was established at the time of the issuance of the Series B Preferred, resulting in warrants exercisable for approximately 243,000 shares of Series B Preferred at an exercise price of $7.6055 per share. The Company classified the warrants as a liability and remeasured the liability to estimated fair value at December 31, 2011 using the Black-Scholes option pricing model under the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 0.13% and volatility of 72%.

        The increase in the fair value of the warrants from issuance through IPO in October of 2012, totaled $1,205,000 and has been recorded in warrant and other income (expense), net, and included $349,000 and $265,000 of interest expense in the statements of operations and comprehensive loss for the years ended December 31, 2012 and 2011, respectively. Effective immediately prior to the closing of the Company's IPO in October of 2012, the warrants for convertible preferred stock became warrants for common stock and were reclassified to equity. All but 178 warrants were exercised during 2012, with the remaining warrants being exercised in January 2013, resulting in the net issuance of 153,000 shares of common stock.

5. Notes Payable

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

        On October 1, 2012 the Company drew $5,000,000 and in November 2012, obtained an extension allowing for the draw of the remaining $10,000,000 in $5,000,000 increments by January 31, 2013 and February 28, 2013. On January 31, 2013 the Company drew down an additional $5,000,000 of available funds under its credit facility and on February 28, 2013, the Company drew the remaining $5,000,000.

        Upon entry into the agreement, the Company issued warrants to purchase 34,000 shares of Series C redeemable convertible preferred stock ("Series C Preferred") at an exercise price of $13.3530. The estimated fair value of the warrants at issuance of approximately $345,000 was recorded

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

5. Notes Payable (Continued)

as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the expected term of the loan.

        Upon extension of the credit facility in December 2011, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock ("Series D Preferred") at an exercise price of $13.9040. The estimated fair value of the warrant at issuance of approximately $1,074,000 was recorded as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the expected term of the loan.

        As of December 31, 2013 and December 31, 2012, $15,000,000 and $5,000,000 respectively had been drawn. There is no further borrowing capacity under this facility as of December 31, 2013.

        Effective immediately prior to the closing of the Company's IPO, the warrants for convertible preferred stock became warrants for common stock. Prior to the IPO, the Company had classified the warrants as a liability and remeasured the liability to estimated fair value using the Black-Scholes option pricing model. Assumptions used to revalue the Series C Preferred warrants at December 31, 2011 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.75% and volatility of 80%. Assumptions used to revalue the Series D Preferred warrants at December 31, 2011 were as follows: contractual life according to the remaining terms of the warrants, no dividend yield, risk-free interest rate of 1.89% and volatility of 81%. Upon this conversion, the warrants ceased to be remeasured and the warrant liability was reclassified to equity.

        The increase in the fair value of the Series C Preferred warrants from issuance in March 2011 through the IPO in October of 2012, totaled $55,000 and was recorded in warrant and other income (expense), net, in the statement of operations and comprehensive loss, and included expense of $91,000 and income of $36,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in value of the Series D Preferred warrants from issuance in December 2011 through the IPO in October of 2012 totaled $18,000 and was recorded in warrant and other income (expense), net, in the statement of operations and comprehensive loss for the year ended December 31, 2012. There was no change in the fair value of the Series D Preferred warrants during the year ended December 31, 2011 due to the timing of issuance.

        All warrants were exercised on a cashless basis in December of 2012 resulting in the net issuance of 49,000 shares of common stock and there were no warrants outstanding as of December 31, 2012.

        Interest expense on the notes is being recorded over the expected term of the notes in accordance with the effective interest method. Included in interest expense for the years ended December 31, 2013 and 2012 was amortization of debt issuance costs of $340,000 and $272,000 and interest expense of $1,640,000 and $169,000 related to the notes payable, respectively. The balance of accrued interest expense at December 31, 2013 and 2012 was $375,000 and $22,000, respectively. The remaining unamortized debt issuance cost at December 31, 2013 and 2012 was $736,000 and $1,076,000, respectively.

        The credit facility includes various covenants. As of December 31, 2013 and 2012, we were in compliance with all covenants associated with the credit facility.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

5. Notes Payable (Continued)

        Future maturities of the Notes payable as of December 31, 2013 are as follows:

2014	$5,866,000
2015	5,823,000
2016	552,000

12,241,000
Unamortized debt issuance cost	(736,000)

11,505,000
Current portion	(5,526,000)

Notes payable—net of current portion	$5,979,000

6. Redeemable Convertible Preferred Stock

        In August 2011, the Company issued 2,692,000 shares of its Series D Preferred at a price of $13.9040 per share, for aggregate gross proceeds of $37,425,000.

        Upon IPO in October of 2012, all shares of convertible preferred stock converted into 11,545,000 shares of common stock. The Series A Preferred, Series C Preferred and Series D Preferred were converted into common stock on a 1-for-1 basis. The Series B Preferred was converted into shares of common stock on a 1-for-1.00785 basis.

Dividends

        The holders of the Preferred Stock were entitled to receive dividends, when and if declared by the board of directors. No dividends had been declared through the date of conversion.

7. Stockholders' Equity

Shares Reserved for Future Issuance

        Shares of the Company's common stock reserved for future issuance are as follows:

	December 31,
	2013	2012
Common stock awards outstanding	2,335,000	1,956,000
Common stock awards available for grant	295,000	438,000

Total common shares reserved for future issuance	2,630,000	2,394,000

Stock Options

        In September 2012, the Company's board of directors approved the 2012 Equity Incentive Award Plan ("the Plan"), which became effective upon completion of our IPO. The Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The Plan is the successor to the Amended

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

7. Stockholders' Equity (Continued)

and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company's board of directors. As of December 31, 2013, 2012 and 2011, a total of 3,224,000, 2,491,000 and 2,113,000 shares, respectively, were authorized for grant under the Plan.

        Stock options may be granted with exercise prices not less than the estimated fair value of the Company's common stock. Incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock are exercisable up to five years from the date of grant. The Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Plan expire no later than ten years from the date of grant. Options granted to employees under the Plan vest over periods determined by the board of directors, which generally vest over four years. Additionally, the Company has granted certain performance-based stock option awards that vest based on the achievement of certain predetermined milestones. Prior to our IPO, the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation expert. Since our IPO, the fair value of the Company's common stock is the closing share price as reported on the NASDAQ Global Select Market on the date of grant. The fair value of the Company's common stock was determined to be $37.35, $30.34 and $8.22 at December 31, 2013, 2012 and 2011, respectively.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

7. Stockholders' Equity (Continued)

        A summary of stock award activity for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Intrinsic Value
Outstanding at December 31, 2010	1,394,000	$3.60	7.61
Granted	78,000	7.26	9.59
Exercised	(12,000)	1.48		$5.13
Forfeited	(25,000)	5.18

Outstanding at December 31, 2011	1,435,000	$3.78	6.76
Granted	652,000	10.19	9.28
Exercised	(51,000)	2.40		$7.56
Forfeited	(80,000)	6.31

Outstanding at December 31, 2012	1,956,000	$5.86	6.87
Granted	978,000	25.90	9.26
Exercised	(496,000)	2.75		$26.10
Forfeited	(103,000)	16.35

Outstanding at December 31, 2013	2,335,000	$14.45	7.49

Vested or expected to vest at December 31, 2013	2,271,000	$14.25	7.45
Exercisable at December 31, 2013	1,020,000	$6.75	5.70

        Included in grants made during 2013 were 62,500 restricted stock units, all of which were unvested and outstanding at December 31, 2013 and had a weighted average grant date fair value of $27.16. No restricted stock units were granted prior to 2013. At December 31, 2013, the aggregate intrinsic value of equity awards outstanding, exercisable, and vested or expected to vest was $54,180,000, $31,280,000 and $52,509,000 respectively.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

7. Stockholders' Equity (Continued)

term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

        The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted-average exercise price of options granted	$25.90	$10.19	$7.26
Expected volatility	67%	75%	77%
Expected term (in years)	5.9	6.1	5.8
Weighted-average risk free interest rate	1.28%	1.05%	1.55%
Expected dividends	0%	0%	0%
Weight-average grant date fair value	17.85	7.09	4.83

        The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company's estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2013, 2012 and 2011, the Company applied a forfeiture rate based on the Company's historical forfeitures. No forfeiture rate was applied prior to January 1, 2011 as forfeitures prior to such date had been insignificant. Total equity-based compensation cost recorded in the statements of operations and comprehensive loss, which includes the value of stock options, restricted stock units, and the value of stock options issued to nonemployees and directors for services is allocated as follows:

	Year Ended December 31,
	2013	2012	2011
Research and development	$3,869,000	$904,000	$451,000
General and administrative	2,634,000	953,000	407,000

	$6,503,000	$1,857,000	$858,000

        As of December 31, 2013, there was $13,287,000 of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.32 years. For stock awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

        The Company continues to account for stock options issued to nonemployees using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

        During the years ended December 31, 2013, 2012 and 2011, the Company granted nonemployees options to purchase approximately 24,000, 16,000 and 19,000 shares of its common stock, respectively, at exercise prices ranging from $43.69 to $6.58 per share. Compensation expense related to nonemployee option grants of $867,000, $250,000 and $50,000 were recorded for the years ended December 31, 2013, 2012 and 2011, respectively.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

7. Stockholders' Equity (Continued)

        The fair value of nonemployee options in the years ended December 31, 2013, 2012 and 2011 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, volatility of 60%, 73% and 76%, maximum contractual life of ten years, and a risk-free interest rate of 1.19%, 0.67% and 1.38%.

8. Commitments, Collaborations and Contingencies

Commitments

        The Company leases its facilities and certain equipment under operating leases.

        In 2011, the Company renegotiated its facility lease through December 31, 2013. The renegotiated lease commenced in June 2011. Additionally, in May 2012, the Company leased additional space at the same facility through April 30, 2014. In March 2013, the Company extended its leases through June 30, 2014 and in January 2014, extended again through July 31, 2014. The future minimum rental payments under these leases are included in the future minimum rental payments below. The lease is subject to fixed rate escalation increases. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease. Under the terms of the lease agreements, the Company expects to incur rent expense associated with its office leases through July 31, 2014 of approximately $246,000. Refer to Note 13, "Subsequent Events (unaudited)" for a discussion of lease obligations associated with the new lease entered into in March 2014.

        Rent expense under the Company's operating leases for the years ended December 31, 2013, 2012 and 2011, was $409,000, $379,000 and $265,000, respectively.

Collaboration Arrangements

        From time to time, the Company enters into collaborative arrangements for its research and development and manufacturing activities. Each collaboration is unique in nature and the Company's significant agreements are discussed below.

Bayer—See Note 13, "Subsequent Events (unaudited)"

        In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provides Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer's affiliate, Intendis GmbH. These agreements are referred to jointly as the collaboration arrangement with Bayer, and Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid the Company an upfront license fee of approximately $21,319,000 and approximately $22,247,000 for research and development to fund a portion of Bayer's European Phase III clinical trials. The Company was eligible to receive up to $297,000,000 for certain development, manufacturing, regulatory and commercialization contingent payments upon the achievement by Bayer of specified events under our collaborative arrangement, as well as escalating royalties from the mid- to high-teens on Bayer's net product sales of ATX-101. The first of these contingent event-based payments of $15,800,000 was received on May 31, 2012, triggered by the completion of Bayer's European Phase III clinical trial for ATX-101, the receipt of two

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

8. Commitments, Collaborations and Contingencies (Continued)

consecutive validated manufacturing lots and Bayer's subsequent decision to pursue continued development and seek regulatory approval of ATX-101. This amount was recorded as revenue upon receipt as all revenue recognition criteria had been met. At this time, Bayer also elected to pursue additional research and development activities related to ATX-101, which are distinct from the original development activities, and subsequently funded $17,400,000 for these additional Bayer development activities. This payment was recorded as restricted cash and deferred development funds and will be recognized as an offset to development expense as the restricted cash is utilized to fund Bayer's development activities.

        Bayer had the right to terminate the license agreement at any time upon advance notice of 180 days if Bayer determined that ATX-101 did not appear to be commercially viable or if there was a material change in circumstances that impacted the prospective profitability of ATX-101. The license agreement expired simultaneously with the expiration of royalties on a product-by-product/country-by-country basis, and expired in its entirety upon the expiration of royalties with respect to all products outside of the United States and Canada. Such royalties expired on the later of (i) the expiration of patent claims relating to ATX-101, (ii) the expiration of exclusivity extensions for ATX-101, or (iii) 15 years from the date of first commercial sale, each with respect to the relevant country. The royalty payments discussed above were subject to reduction in connection with, among other things, the entry into the market of certain products competitive to ATX-101. In the event a competitive product meeting certain qualifications was approved for sale and was actually and legally sold in a particular territory (in the case of the EU, any member country), the Company's royalties on Bayer's net sales of ATX-101 in that territory would have been reduced from the mid- to high-teens to the low-single digits to low-teens depending upon the timing and territory of such competitive entry. Except with respect to the EU, the entry of a qualifying competitive product into one territory would not have resulted in a reduction in the royalty payments applicable to Bayer's net sales in other territories. Similarly, our royalties on Bayer's net sales of ATX-101 would have been reduced to the low- to mid-single digits, or eliminated entirely, in each country in which an approved generic was actually and legally sold in such country, depending on the timing and country of such generic entry. The license agreement may also have been terminated by us upon Bayer commencing an action that challenged the validity of ATX-101-related patents or if Bayer ceased or abandoned developing ATX-101 outside of the United States and Canada. The license agreement may also have been terminated by either party in the event of a material breach by the other party.

        License fees of $21,319,000 were deferred and recognized on a straight-line basis over the period of substantial involvement in collaboration activities that were required to be conducted relative to the upfront license fee and development funds received from Bayer. These activities were completed as of May 31, 2012.

        Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and recognized as an offset to research and development expenses as the restricted cash was utilized to fund development activities. Restricted cash and deferred development funds presented as current and long-term on the balance sheet are based on the Company's estimate of amounts that will be spent to fund development activities within the next 12 months. Amounts recognized as offsets to research and development expense were $11,739,000, $10,075,000 and $14,615,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally at December 31, 2013 and 2012 we had accrued $2,395,000 and $1,762,000 of costs related

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

8. Commitments, Collaborations and Contingencies (Continued)

to services performed in accordance with the collaboration agreement and to be paid with deferred development funds.

Los Angeles Biomedical Research

        In August 2005, the Company entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which it obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to the use of the active ingredient in ATX-101. The exclusive license requires the Company to pay LA Biomed a milestone payment of $500,000 upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to a total of $5,000,000, 50% of which the Company may elect to satisfy through the issuance of capital stock. Additionally, upon commercialization of a licensed product or service, the Company is obligated to pay low- to mid- single digit royalties on net product sales of ATX-101. The Company may terminate this license without penalty upon 90 days' notice to LA Biomed and LA Biomed may terminate the license in certain circumstances if the Company fails to perform, or violates any term of the agreement, subject to applicable cure provisions. Subject to default by the Company or termination, the license remains in effect until the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

8. Commitments, Collaborations and Contingencies (Continued)

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

Contingencies

        From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company is currently not subject to any such matters where there is at least a reasonable possibility that a material loss may have been incurred.

9. Fair Value Measurements

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

9. Fair Value Measurements (Continued)

        At December 31, 2013 and 2012, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. These securities are investment grade with maturity dates of two years or less from the balance sheet date. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The Company had no assets or liabilities classified as Level 3. There were no material remeasurements to fair value during the years ended December 31, 2013, 2012 and 2011, of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2013 and 2012.

        The following fair value hierarchy table presents information about each major category of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

	Fair Value Measurement at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Cash equivalents	$95,537,000	$—	$—	$95,537,000
U.S. government agency securities	—	2,003,000	—	2,003,000
Corporate debt securities	—	53,537,000	—	53,537,000

Total	$95,537,000	$55,540,000	$—	$151,077,000

	Fair Value Measurement at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Cash equivalents	$71,316,000	$—	$—	$71,316,000

Total	$71,316,000	$—	$—	$71,316,000

        The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates their fair value.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

10. 401(k) Savings Plan

        In 2006, the Company sponsored a defined contribution savings plan under Section 401(k) of the Internal Revenue Code ("the 401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches a percentage of its eligible employees' contributions. For the years ended December 31, 2013, 2012 and 2011, the total amounts included in expense for its contributions were $341,000, $208,000 and $156,000, respectively.

11. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. At December 31, 2013, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

        The Company recorded deferred tax assets of approximately $73,687,000 and $49,447,000 as of December 31, 2013 and 2012, respectively, which have been fully offset by a valuation allowance due to uncertainties surrounding its ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL carryforwards, start-up expenditures and R&D credit carryforwards. As of December 31, 2013, the Company has federal NOL carryforwards of approximately $152,000,000, which will expire at various times through 2033. Of these deferred tax assets, approximately $7,450,000 will be credited directly to additional paid in capital. At December 31, 2013, the Company has federal and state tax credit carryforwards of approximately $7,200,000 and $4,500,000 available to reduce future federal and state tax liability, respectively. The federal tax credits begin to expire in 2026. Under California law, California tax credits do not have an expiration date.

        In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a "Section 382 ownership change"), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company's stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. The Company has determined that ownership changes have occurred in prior years which, after limitations, will likely result in approximately $800,000 of its NOL carryforwards expiring unutilized. Accordingly, the related deferred tax assets and corresponding valuation allowance have been removed from the components of deferred tax assets. The ability of the Company to use its remaining NOL carryforwards may be further limited or lost if the Company experiences additional Section 382 ownership changes as a result of future changes in its stock ownership.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

11. Income Taxes (Continued)

        The components of deferred tax assets at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Net operating losses	$57,010,000	$38,131,000
Research & development credits	8,652,000	4,771,000
Start-up expenditures	5,214,000	5,661,000
Stock compensation	2,447,000	518,000
Depreciation	204,000	237,000
Accruals	160,000	129,000
Valuation allowance	(73,687,000)	(49,447,000)

Total deferred income taxes	$—	$—

        The components of the net income tax benefit for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Benefit for income taxes
Current	$—	$—	$—
Deferred	24,240,000	14,913,000	4,840,000
Valuation allowance	(24,240,000)	(14,913,000)	(4,840,000)

Net income tax benefit	$—	$—	$—

        A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Income tax benefit at statutory rate	$17,650,000	$12,512,000	$3,791,000
State income taxes, net of federal benefit	2,918,000	1,980,000	595,000
Research & development credits	1,839,000	542,000	2,926,000
Return to provision adjustments	2,022,000	475,000	(36,000)
Permanent items	(189,000)	(596,000)	(324,000)
Federal benefit of prior year state deferred items	—	—	(2,112,000)
Valuation allowance	(24,240,000)	(14,913,000)	(4,840,000)

Net benefit	$—	$—	$—

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

11. Income Taxes (Continued)

        The reconciliation of the total gross amounts of unrecognized tax benefits "UTBs" (excluding interest, penalties, and the federal tax benefit of state taxes related to UTBs) for the years ended December 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Balance at beginning of year	$842,000	$655,000	$—
Additions based on tax positions related to current year	685,000	187,000	655,000
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at end of year	$1,527,000	$842,000	$655,000

        If all of the UTBs were recognized, it would not impact the Company's effective tax rate because likely corresponding adjustments to deferred tax assets would be offset to recorded valuation allowances.

        The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2013, 2012 and 2011.

12. Selected Quarterly Financial Data (unaudited)

        The following table contains quarterly financial information for 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
License income, net	$—	$—	$—	$—
Total operating expenses	13,759,000	11,740,000	11,004,000	13,563,000
Other income (expense), net	(367,000)	(518,000)	(505,000)	(455,000)
Net loss	(14,126,000)	(12,258,000)	(11,509,000)	(14,018,000)
Net loss per share, basic and diluted	$(0.77)	$(0.67)	$(0.62)	$(0.66)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
License income, net	$1,748,000	$16,003,000	$—	$—
Total operating expenses	8,680,000	10,868,000	16,362,000	17,779,000
Other income (expense), net	49,000	(629,000)	(24,000)	(257,000)
Net (loss) income	(6,883,000)	4,506,000	(16,386,000)	(18,036,000)
Net (loss) income per share, basic	$(4.91)	$3.17	$(11.41)	$(1.18)
Net (loss) income per share, diluted	$(4.91)	$0.32	$(11.41)	$(1.18)

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Financial Statements (Continued)

13. Subsequent Events (unaudited)

        On March 12, 2014, the Company entered into a facility lease agreement for 24,475 square feet of office space in Westlake Village, CA with a monthly base rent of $62,000 subject to annual fixed rate escalation increases of 3% for a term of 36 months beginning on August 1, 2014 with an option to renew for an additional 36 months. The lease includes an additional 8,723 square feet commencing no later than April 1, 2015 at the same rate per square foot. The total commitment associated with the initial 36 month term lease is approximately $3,000,000.

        In March 2014, the Company entered into an agreement whereby it acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer in exchange for consideration of $84,000,000, comprised of $33,000,000 in KYTHERA common stock based on a stock price of the average of 10 trading days before and after the transaction and a $51,000,000 unsecured promissory note. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123,800,000 upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.

        The Company is in the process of completing its accounting for the acquisition of these rights. Based on the Company's analysis to date, it believes that the transaction should be accounted for as an acquisition of a group of assets. Since the acquired rights represent acquired in-process research and development with no alternative future uses, the Company expects to incur a material charge in the quarter ending March 31, 2014 as a result of expensing the resulting value assigned to such rights.