Form 10-Q
period 2014-03-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2014-05-08
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 16, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 22,656,603.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,169,000	$111,518,000
Restricted cash, current portion	1,174,000	5,062,000
Marketable securities	58,230,000	55,540,000
Prepaid expenses and other current assets	2,529,000	1,156,000
Total current assets	155,102,000	173,276,000
Property and equipment, net	108,000	94,000
Other assets	431,000	37,000
Total assets	$155,641,000	$173,407,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,244,000	$3,228,000
Accrued personnel costs	1,239,000	3,114,000
Accrued costs for services	2,859,000	3,191,000
Accrued interest	660,000	375,000
Notes payable, current portion	5,652,000	5,526,000
Deferred development funds	—	2,147,000
Total current liabilities	13,654,000	17,581,000
Notes payable—net of current portion	26,163,000	5,979,000
Other liabilities	6,000	8,000
Total liabilities	39,823,000	23,568,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized, 22,651,000 and 21,745,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid in capital	357,472,000	322,052,000
Accumulated other comprehensive income	8,000	4,000
Accumulated deficit	(241,662,000)	(172,217,000)
Total stockholders’ equity	115,818,000	149,839,000
Total liabilities and stockholders’ equity	$155,641,000	$173,407,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating expenses:
In-process research and development	$52,757,000	$—
Research and development	9,980,000	10,034,000
General and administrative	6,121,000	3,725,000
Total operating expenses	68,858,000	13,759,000
Loss from operations	(68,858,000)	(13,759,000)
Interest income	67,000	28,000
Interest expense	(654,000)	(395,000)
Net loss	$(69,445,000)	$(14,126,000)
Other comprehensive income (loss):
Unrealized net gain (loss) on marketable securities	8,000	(8,000)
Comprehensive loss	$(69,437,000)	$(14,134,000)
Per share information:
Net loss, basic and diluted	$(3.18)	$(0.77)

Basic and diluted weighted average shares outstanding	21,836,000	18,335,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(69,445,000)	$(14,126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	265,000	94,000
Amortization of debt discount and issuance cost	130,000	85,000
Depreciation	28,000	139,000
Non-cash in-process research and development	53,029,000	—
Stock-based compensation	2,911,000	936,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,767,000)	(178,000)
Restricted cash	3,888,000	2,157,000
Accounts payable and other accrued liabilities	(1,906,000)	(1,307,000)
Deferred development funds	(2,147,000)	(3,144,000)
Other liabilities	(2,000)	3,000
Net cash used in operating activities	(15,016,000)	(15,341,000)
Investing activities
Purchases of marketable securities	(9,605,000)	(32,386,000)
Proceeds from sales of marketable securities	6,654,000	—
Investment in property and equipment	(42,000)	(34,000)
Net cash used in investing activities	(2,993,000)	(32,420,000)
Financing activities
Borrowings on credit facility	—	10,000,000
Repayment of notes payable related to credit facility	(1,420,000)	—
Proceeds from common stock option exercises	1,080,000	75,000
Net cash (used in) provided by financing activities	(340,000)	10,075,000
Net decrease in cash and cash equivalents	(18,349,000)	(37,686,000)
Cash and cash equivalents at beginning of period	111,518,000	79,311,000
Cash and cash equivalents at end of period	$93,169,000	$41,625,000
Supplemental disclosures
Issuance of common stock to Bayer	$31,429,000	$—
Note payable issued to Bayer at fair value	$21,600,000	$—
Interest expense paid in cash	$238,000	$291,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

1. Organization

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

Since commencement of operations in August 2005, the Company has devoted substantially all its efforts to the development of ATX-101, recruiting personnel and raising capital. In 2010, the Company entered into a License Agreement with Bayer Consumer Care AG and a Services, Research, Development and Collaboration Agreement with Bayer’s Affiliate, Intendis GmbH, collectively referred to as the collaboration arrangement with Bayer. Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. On March 7, 2014, the Company entered into an agreement whereby it acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. In connection with this acquisition, the Company recorded a $52,757,000 charge for acquired in-process research and development during the quarter ended March 31, 2014. See Note 6, “Collaborations and Contingencies” for a more detailed discussion of this acquisition.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies and Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The accompanying financial information for the three months ended March 31, 2014 and 2013 are unaudited. The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, KYTHERA Holdings Ltd. (“KHL”), a Bermuda corporation.  Intercompany accounts and transactions have been eliminated in consolidation.  These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our condensed consolidated statement of financial position as of March 31, 2014, our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013 and our condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Cash, Cash Equivalents and Marketable Securities

All highly liquid securities with maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of March 31, 2014 and December 31, 2013, cash and cash equivalents were comprised of funds invested in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

Investments with maturities of more than 90 days from the date of purchase are considered marketable securities. Marketable securities are stated at fair value. The Company has classified its entire marketable securities portfolio as available-for-sale securities. Accordingly, any unrealized gain or loss on the investments is reported as a component of accumulated other comprehensive income (loss). The amortized cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity, as applicable. Such amortizations and accretions are included as a component of interest income. The entire marketable securities portfolio is considered available for use in current operations and, accordingly, all such investments are considered current assets although the stated maturity of individual investments may be one year or more beyond the balance sheet date.

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

On a quarterly basis, the Company reviews the available-for-sale securities for other-than-temporary declines in fair value below the amortized cost basis.  This evaluation is based on a number of factors including the length of time and extent to which the fair value has been below the cost basis and any adverse conditions related specifically to the security, including any changes to the credit rating of the security. If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and records the related charge as a reduction of interest income. No impairment charges were recognized for the three months ended March 31, 2014 and 2013.

Property and Equipment

Property and equipment are recorded at historical cost and consisted of the following:

	March 31, 2014	December 31, 2013
Cameras	$923,000	$923,000
Computer hardware and electronics	214,000	182,000
Furniture and fixtures	244,000	234,000
Software	21,000	21,000
	1,402,000	1,360,000
Less accumulated depreciation	(1,294,000)	(1,266,000)
	$108,000	$94,000

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company had no impairments or disposals during the three months ended March 31, 2014 and 2013.

Cameras were used in our clinical trials, are fully depreciated as of March 31, 2014 and are being held for disposal.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. We do not enter into any investment transaction for trading or speculative purposes.

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by U.S. government and U.S. government agencies and corporate debt securities and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the three months ended March 31, 2014 and 2013, the only component of other comprehensive income (loss) are net unrealized gains and losses on marketable securities. There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and 2013.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. The fair value of cash equivalents, marketable securities and the notes payable are discussed in Note 7, “Fair Value Measurements.”

Recent Accounting Pronouncements

In July 2013, a new accounting standard was issued that requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. This standard was adopted prospectively beginning on January 1, 2014 and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Marketable Securities

Our marketable securities held as of March 31, 2014 and December 31, 2013 are summarized below:

Type of security as of March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$2,000	$—	$2,002,000
Corporate debt securities:
Financial	37,255,000	9,000	(1,000)	37,263,000
Industrial	10,025,000	8,000	(4,000)	10,029,000
Other	8,942,000	—	(6,000)	8,936,000
Total available-for-sale securities	$58,222,000	$19,000	$(11,000)	$58,230,000

Type of security as of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$3,000	$—	$2,003,000
Corporate debt securities:
Financial	33,192,000	13,000	(5,000)	33,200,000
Industrial	11,081,000	2,000	(3,000)	11,080,000
Other	9,263,000	—	(6,000)	9,257,000
Total available-for-sale securities	$55,536,000	$18,000	$(14,000)	$55,540,000

There were no material realized gains or losses from the sale of marketable securities during the three months ended March 31, 2014 and 2013. All of our available-for-sale investments that were in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months and had an aggregate fair value of $14,172,000 as of March 31, 2014. The unrealized losses related to corporate debt securities, which the Company plans to hold until maturity, and it is more likely than not that the Company will not be required to sell prior to maturity. Due to the limited duration and severity of the loss, as well as the nature of corporate debt securities, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2014.

The maturities of our marketable securities are as follows:

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$50,760,000	$50,774,000	$33,279,000	$33,293,000
Mature after one year through two years	7,462,000	7,456,000	22,257,000	22,247,000
	$58,222,000	$58,230,000	$55,536,000	$55,540,000

4. Notes Payable

Notes payable consisted of the following:

	March 31, 2014	December 31, 2013
Note payable to Bayer	$21,645,000	$—
Notes payable related to credit facility	10,170,000	11,505,000
	31,815,000	11,505,000
Less current portion	(5,652,000)	(5,526,000)
Notes payable-net of current portion	$26,163,000	$5,979,000

Note Payable to Bayer

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, the Company issued a $51,000,000 unsecured promissory note to Bayer.  The promissory note is subordinated to amounts owed under the Company’s existing credit facility.  Interest is accrued at 5% per annum and is payable on the anniversary date of the note.  The Company has the option of paying 20% of the accrued interest in cash and adding any unpaid interest to the principal amount. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty.

As the note payable to Bayer bears interest at 5%, which is below the borrowing rate currently available to the Company, it was recorded at its fair value of $21,600,000, which is the present value of the future cash flows assuming a borrowing rate of 15%.  The difference between face value and fair value of the note was recorded as a discount and is being amortized over the life of the note utilizing the effective interest method.  The balance of the note payable at March 31, 2014 is as follows:

March 31, 2014
Face value of note payable to Bayer	$51,000,000
Debt discount at date of issuance	(29,400,000)
Amortization of debt discount	45,000
Note payable to Bayer	$21,645,000

Interest expense of $213,000 was recorded during the quarter ended March 31, 2014 related to the note and included amortization of the debt discount of $45,000.  The balance of accrued interest expense at March 31, 2014 was $168,000 and the balance of the remaining unamortized discount was $29,355,000 at March 31, 2014.

Notes Payable Related to Credit Facility

On March 21, 2011, the Company executed a debt financing agreement whereby the Company had access to borrow up to $15,000,000 of senior loan financing through January 1, 2012. Subsequently, the credit facility was amended to provide for an extension of the drawdown period. For each draw, the Company shall make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn. Interest expense related to the notes payable is being recorded over the term of the notes utilizing the effective interest method.  The debt is secured by all the Company’s assets, except for the Company’s intellectual property, which is subject to a negative pledge agreement.

On October 1, 2012, the Company drew $5,000,000 and in November 2012, obtained an extension allowing for the draw of the remaining $10,000,000 in $5,000,000 increments by January 31, 2013 and February 28, 2013. On January 31, 2013 the Company drew down an additional $5,000,000 of available funds under its credit facility and on February 28, 2013, the Company drew the remaining $5,000,000.  As of March 31, 2014 and December 31, 2013, $15,000,000 had been drawn.  There is no further borrowing capacity under this facility as of March 31, 2014.

Upon entry into the agreement, the Company issued warrants to purchase 34,000 shares of Series C redeemable convertible preferred stock (“Series C Preferred”) at an exercise price of $13.3530. The estimated fair value of the warrants at issuance of approximately $345,000 was recorded as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the expected term of the loan.  Upon extension of the credit facility in December 2011, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $13.9040. The estimated fair value of the warrant at issuance of approximately $1,074,000 was recorded as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the expected term of the loan.  Effective immediately prior to the closing of the Company’s initial public offering (“IPO”), the warrants for convertible preferred stock became warrants for common. All warrants were exercised on a cashless basis in December of 2012 resulting in the net issuance of 49,000 shares of common stock.

Included in interest expense for the three months ended March 31, 2014 and 2013 was amortization of debt issuance costs of $85,000, in each period and interest expense of $356,000 and $310,000, respectively, related to the notes payable. The balance of accrued interest expense at March 31, 2014 and December 31, 2013 was $492,000 and $375,000, respectively. The remaining unamortized debt issuance cost at March 31, 2014 and December 31, 2013 was $651,000 and $736,000, respectively.

5. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

March 31, 2014
Common stock awards outstanding	2,662,000
Common stock awards available for grant	631,000
Total common shares reserved for future issuance	3,293,000

Stock Awards

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Award Plan (“the Plan”), which became effective upon completion of our IPO. The Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The Plan is the successor to the Amended and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. As of March 31, 2014 and December 31, 2013, a total of 4,094,000 and 3,224,000 shares, respectively, were authorized for grant under the Plan.

Stock options may be granted with exercise prices not less than the fair market value of the Company’s common stock. Incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock (“a 10% stockholder”) are exercisable up to five years from the date of grant. The Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Plan expire no later than ten years from the date of grant. Options granted to employees under the Plan vest over periods determined by the board of directors, which generally vest over four years. Additionally, the Company has granted certain performance-based stock option awards and restricted stock units that vest based on the achievement of certain predetermined milestones. Prior to our IPO, the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation expert. Since our IPO, the fair market value of the Company’s common stock is the closing share price as reported on the NASDAQ Global Select Market on the date of grant.

The Company estimates the fair value of its stock-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of complex and subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical public share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price in public markets becomes available. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future. The Company also grants restricted stock units and the grant date fair value per share of those awards is equal to the closing stock price on the date of grant.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three months ended March 31, 2014 and 2013, the Company applied forfeiture rates based on the Company’s historical forfeitures.

Total equity-based compensation cost recorded in the condensed consolidated statements of operations and comprehensive loss, which includes employee stock-based compensation expense, and the value of options issued to nonemployees and directors for services is allocated as follows:

	Three Months Ended March 31,
	2014	2013
Research and development	$1,488,000	$506,000
General and administrative	1,423,000	430,000
	$2,911,000	$936,000

As of March 31, 2014, there was $21,640,000 of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 3.14 years and $4,282,000 related to restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 1.51 years. For stock option and restricted stock unit awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2013	2,273,000	$14.85
Granted	481,000	44.12
Exercised	(195,000)	5.55
Cancelled	(35,000)	21.92
Outstanding at March 31, 2014	2,524,000	$21.04

The Company accounts for stock options issued to nonemployees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

A summary of restricted stock unit activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2013	63,000	$27.16
Granted	89,000	44.02
Vested	(13,000)	22.49
Cancelled	(1,000)	44.02
Outstanding at March 31, 2014	138,000	$38.35

6. Collaborations and Contingencies

Collaboration Arrangements

From time to time, the Company enters into collaborative arrangements for its research and development and manufacturing activities. Each collaboration is unique in nature and the Company’s significant agreements are discussed below.

Bayer

In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provided Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer’s affiliate, Intendis GmbH. These agreements were referred to jointly as the collaboration arrangement with Bayer, and Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid the Company an upfront license fee of approximately $21,319,000 and approximately $22,247,000 for research and development to fund a portion of Bayer’s European Phase III clinical trials. The Company was eligible to receive up to approximately $297,000,000 for certain development, manufacturing, regulatory and commercialization contingent payments upon the achievement by Bayer of specified events under our collaborative arrangement, as well as escalating royalties from the mid- to high-teens on Bayer’s net product sales of ATX-101. The first contingent event-based payment of $15,800,000 was received on May 31, 2012, triggered by the completion of Bayer’s European Phase III clinical trials for ATX-101, the receipt of two consecutive validated manufacturing lots and Bayer’s subsequent decision to pursue continued development and seek regulatory approval of ATX-101. This amount was recorded as revenue upon receipt as all revenue recognition criteria had been met. At this time, Bayer also elected to pursue additional research and development activities related to ATX-101, which are distinct from the original development activities, and subsequently funded $17,400,000 for these additional Bayer development activities. This payment was recorded as restricted cash and deferred development funds and was recognized as an offset to development expense as the restricted cash was utilized to fund Bayer’s development activities. As of March 2014, the Company acquired rights to ATX-101 outside of the United States and Canada from Bayer and no longer expects future revenues from Bayer.

Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and were recognized as an offset to research and development expenses as the restricted cash was utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $2,391,000 and $3,095,000 for the three months ended March 31, 2014 and 2013, respectively. Deferred development funds remaining at the time that the Company purchased the rights to ATX-101 outside of the United States and Canada in March 2014 of $967,000 were no longer considered restricted cash and were deducted from the one-time charge to in-process research and development, reducing the in-process research and development expense recorded in March 2014. The remaining current portion of restricted cash at March 31, 2014 represents amounts due under the collaboration agreement which have not yet been paid.

In March 2014, the Company entered into an agreement whereby it acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer.  Under the new agreement, KYTHERA Holdings Ltd., a wholly-owned Bermuda subsidiary of KYTHERA Biopharmaceuticals, Inc., purchased these rights. As a result of this agreement, Bayer was issued 698,103 shares of the Company’s common stock valued at $33,000,000 based on an average closing stock price of $47.27 over a period set forth in the agreement.  Additionally, the Company issued an unsecured promissory note for $51,000,000, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123,800,000 upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.  As of March 31, 2014, the achievement of the related sales levels is not considered to be probable.

The acquisition date costs allocated to the acquired rights consists of the following:

Fair value of common stock issued	$31,429,000
Fair value of note payable to Bayer	21,600,000
Other	(272,000)
Total in-process research and development	$52,757,000

The fair value of the common stock issued is based on the closing price of our common stock on the acquisition date of $45.02 per share. As the note payable to Bayer includes an interest rate which is below the borrowing rate currently available to the Company, it was recorded at its fair value of $21,600,000, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates market. Other represents the net impact of the reduction in costs resulting from the residual restricted cash of $967,000 that reverted to the Company, partially offset by $695,000 of transaction costs related to the acquisition.

As the acquired rights to ATX-101, represent acquired-in-process research and development, with no alternative future uses, the costs allocated to such rights, $52,757,000, were immediately expensed upon acquisition and reflected as in-process research and development in the condensed consolidated statement of operations.

See Note 4, “Notes Payable” for a more detailed discussion of the promissory note.

Los Angeles Biomedical Research Institute

In August 2005, the Company entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which it obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to the use of the active ingredient in ATX-101. The exclusive license requires the Company to pay LA Biomed a milestone payment of $500,000 upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to a total of $5,000,000, 50% of which the Company may elect to satisfy through the issuance of capital stock. Additionally, upon commercialization of a licensed product or service, the Company is obligated to pay low- to mid- single digit royalties on net product sales of ATX-101. In August 2010, due to the receipt of the upfront license fee from Bayer, the Company incurred non-royalty sublicense fees of $1,950,000, which was deferred and was recognized as sublicense fee expense on a straight-line basis over the same period as the license income. During 2010, the Company made payments of cash and stock to LA Biomed totaling $390,000 related to the non-royalty sublicense fee incurred. The remainder of $1,560,000 was paid upon the Company’s IPO in 50% cash and 50% stock.

Additionally, due to the receipt of the contingent event-based payment of $15,800,000 payable from Bayer on May 31, 2012, the Company incurred an additional non-royalty sublicense fee of $1,580,000 payable to LA Biomed, which was paid in 50% cash and 50% stock.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company is not currently subject to any such matters where there is at least a reasonable possibility that a material loss may have been incurred.

7. Fair Value Measurements

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

At March 31, 2014 and December 31, 2013, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. These securities are investment grade with maturity dates of two years or less from the balance sheet date.  The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. At March 31, 2014, the Company had a note payable with Bayer at a below market interest rate of 5%.  The note was recorded at fair value assuming a discount rate of 15% based on analysis to determine the market rate available to the Company for similar debt.  This analysis was based on significant unobservable inputs including the Company’s cost of equity, the effective interest rate on the credit facility note payable, the rate of public company structured debt arrangements for development companies at a similar stage and other debt issuance by investment firms to similar companies and management’s judgment.  This approach results in the classification of the debt as Level 3 of the fair value hierarchy. There were no material re-measurements to fair value during the three months ended March 31, 2014 and 2013 of financial assets and liabilities that are not measured at fair value on a recurring basis.  There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2014 and 2013.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value Measurement at March 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Assets:
Cash equivalents	$87,818,000	$—	$—	$87,818,000
U.S. government agency securities	—	2,002,000	—	2,002,000
Corporate debt securities	—	56,228,000	—	56,228,000
Total	$87,818,000	$58,230,000	$—	$146,048,000

Liabilities:
Note payable to Bayer	—	—	21,645,000	21,645,000
Total	$—	$—	$21,645,000	$21,645,000

	Fair Value Measurement at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets:
Cash equivalents	$95,537,000	$—	$—	$95,537,000
U.S. government agency securities	—	2,003,000	—	2,003,000
Corporate debt securities	—	53,537,000	—	53,537,000
Total	$95,537,000	$55,540,000	$—	$151,077,000

Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the notes payable related to credit facility (Level 2) and note payable to Bayer (Level 3) approximates their fair values.

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts.

8. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At March 31, 2014 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of March 31, 2014, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2014 and 2013. The tax years 2005 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

9. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding the dilutive effects of converting options and restricted stock units outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and restricted stock units outstanding during the period calculated in accordance with the treasury stock method. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between weighted average number of shares used to calculate basic and diluted net loss per common share for the three months ended March 31, 2014 and 2013.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and restricted stock units outstanding, as the impact of such items are anti-dilutive during periods of net loss.  Shares excluded from the calculation, prior to the use of the treasury stock method, unweighted, were 2,662,000 and 2,338,000 at March 31, 2014 and 2013, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug currently in late stage clinical development for the reduction of submental fat, which commonly presents as an undesirable “double chin.” Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and long-lasting results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market.  ATX-101 is our only product candidate and we are substantially dependent on its regulatory approval and successful commercialization.

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

In March 2014, we entered into an agreement whereby we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer in exchange for 698,103 shares of KYTHERA common stock and a $51.0 million unsecured promissory note with a fair value of $21.6 million. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.  The transaction was accounted for as an asset acquisition and, as a result, a one-time charge to in-process research and development of $52.8 million was recognized during the quarter, including transaction costs, offset by the deferred development funds retained by the Company as a result of terminating the Services, Research, Development and Collaboration agreement.

We believe the acquisition of these rights is a transformative opportunity for KYTHERA and that we have the right leadership and operational team to shape the future path of ATX-101. We are undertaking a detailed analysis on a territory-by-territory basis to determine where and how to best maximize the value of ATX-101, and expect to make multiple ex-U.S. regulatory submissions for ATX-101. We expect to see modest increases in our operating expense and cash usage for the year in connection with regulatory costs outside the United States.

We have never been profitable and, as of March 31, 2014, we had an accumulated deficit of $241.7 million. We incurred net losses of $69.4 million and $14.1 million for the three months ended March 31, 2014 and 2013, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and possibly internationally, and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Financial Overview

Revenue

To date, all of our revenue has been derived from license fees we have received pursuant to our collaboration arrangement with Bayer. As of March 2014, we acquired the rights to ATX-101 outside of the United States and Canada from Bayer and no longer will receive future revenues from Bayer.

We have not generated any revenue from product sales. Even if ATX-101 is approved for commercial sale, we do not expect to generate revenue from product sales until at least 2015, if at all. If we fail to complete the development of ATX-101, or other product candidates, in a timely manner or to obtain regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

In-Process Research and Development

In March 2014, we incurred a one-time charge to in-process research and development of $52.8 million related to obtaining the rights to ATX-101 outside of the United States and Canada from Bayer.  See Note 6 to the Condensed Consolidated Financial Statements, “Collaborations and Contingencies” for a more detailed discussion of this acquisition.

Research and Development Expenses

Major components of our research and development costs are personnel costs, including cash and stock-based compensation expense, preclinical studies, clinical trials and related manufacturing, materials and supplies, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In the three months ended March 31, 2014 and 2013 we spent $10.0 million and $10.0 million, respectively, on research and development expenses. Since inception through March 31, 2014, we have spent approximately $153.5 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

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

General and Administrative Expenses

Our general and administrative costs primarily consist of personnel costs, including cash and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the three months ended March 31, 2014 and 2013 our general and administrative expenses totaled approximately $6.1 million and $3.7 million, respectively. We expect our general and administrative costs will rise as we increase our headcount and expand our staffing, occupy larger facility space, establish commercial and company infrastructure and other activities to support our company growth as we prepare for a potential commercial launch of ATX-101, in the United States and possibly internationally.

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

In March 2014, we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. As a result of this agreement, Bayer was issued 698,103 shares of our common stock and we issued a note payable for $51.0 million.  The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.  We accounted for this transaction as an asset acquisition. Since the acquired rights represent acquired in-process research and development with no alternative future uses, the Company recorded a one-time charge to in-process research and development of $52.8 million as a result of expensing the resulting value assigned to such rights.

Collaboration Development Funds

Additionally, we have received approximately $39.6 million to fund certain further global development activities of ATX-101, which were recorded as restricted cash and deferred development funds and were an offset to research and development expenses as the restricted cash was utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $2.4 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively. Deferred development funds remaining at the time that we purchased the rights to ATX-101outside of the United States and Canada in March 2014 of $1.0 million were no longer considered restricted cash and were deducted from the one-time charge to in-process research and development. The remaining current portion of restricted cash at March 31, 2014 represents amounts due under the collaboration agreement which have not yet been paid. As the collaboration arrangement with Bayer has been discontinued, we do not expect to have restricted cash balances related to Bayer once all amounts have been settled and paid.

Los Angeles Biomedical Research Institute

We entered into a license agreement with the Los Angeles Biomedical Research Institute, or LA Biomed, in August 2005, which granted us exclusive worldwide rights to key intellectual property for the active ingredient in ATX-101. As part of this license agreement, we incur sublicense fees equal to 10% of any non-royalty sublicense income, up to a total of an aggregate of $5.0 million. We are obligated to pay LA Biomed low- to mid-single digit royalties on global net product sales of ATX-101. Additionally, we will incur a milestone payment of $0.5 million upon receipt of marketing approval.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates.

There have been no significant changes in critical accounting policies during the three months ended March 31, 2014, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013 (unaudited)

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
In-process research and development	$52,757	$—	$52,757	*	%
Research and development	9,980	10,034	(54)	*
General and administrative	6,121	3,725	2,396	64
Total operating expenses	68,858	13,759	55,099	400
Loss from operations	(68,858)	(13,759)	(55,099)	400
Interest income	67	28	39	139
Interest expense	(654)	(395)	(259)	66
Net loss	$(69,445)	$(14,126)	$(55,319)	392%

* Percentage not meaningful.

In-process research and development.  In-process research and development of $52.8 million for the three months ended March 31, 2014 represents the one-time charge for acquiring the rights to ATX-101 outside of the United States and Canada from Bayer.

Research and development expenses.  Research and development expenses remained consistent at $10.0 million for the three months ended March 31, 2014 and the three months ended March 31, 2013. There was an increase in headcount and related personnel costs of $1.6 million, including increased stock compensation expense of $1.0 million resulting from an increase in grants, an increase in share price and the issuance of restricted stock units. This was offset by a decrease of $1.4 million in clinical trial costs and a decrease of $0.6 million in costs related to manufacturing drug product.  Our clinical trial costs decreased as our U.S. Phase III clinical trials, which were on going during the first quarter of 2013, were completed as of December 31, 2013.  This was slightly offset by increased spending on our four new Phase IIIb studies. In addition, there was a decrease in costs related to manufacturing drug product due to the timing of activities related to clinical materials and drug product supply.

General and administrative expenses.  General and administrative expenses increased by $2.4 million, or 64%, from $3.7 million for the three months ended March 31, 2013 to $6.1 million for the three months ended March 31, 2014. The increase is partially due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $1.3 million, including increased stock compensation expense of $1.0 million resulting from an increase in grants, an increase in share price, and the issuance of restricted stock units.  The increase is also due to increased legal and accounting fees of $0.3 million associated with the increased costs of being a public company and increased costs in connection with ATX-101 brand development and market research of $0.7 million.

Interest income.  Interest income for the three months ended March 31, 2014 and 2013 represents interest earned on marketable securities purchased during the year partially offset by the amortization of premiums paid on the purchased securities. The increase in interest income for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 is due to the purchase of additional marketable securities during the quarters ended December 31, 2013 and March 31, 2014.

Interest expense.  Interest expense relates to the outstanding balance of the notes payable and increased slightly during the three months ended March 31, 2014 compared to the same period in 2013.  This was due to the timing of the amounts drawn during January and February of 2013 under the credit facility, as well as the addition of the new Note Payable to Bayer during March 2014.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $69.4 million and $14.1 million, and used $15.0 million and $15.3 million of cash for our operating activities for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 we had an accumulated deficit of $241.7 million.

As of March 31, 2014, we had working capital of $141.4 million. Historically, we have principally financed our operations through our public offerings, private placements of redeemable convertible preferred stock and convertible debt, amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate, ATX-101 and borrowings under our notes payable. In the fourth quarter 2013, we completed a public offering of shares of common stock at an offering price of $45.75 per share and we received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discount and offering related transaction costs.

At March 31, 2014, we had capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $152.6 million, of which $1.2 million was restricted. Our funds are currently invested in money market funds, U.S. government agency securities, corporate debt securities and demand deposit accounts. Restricted cash at March 31, 2014 is comprised of $1.2 million of funds for costs incurred related to our collaboration arrangement with Bayer which have not yet been paid. As the collaboration arrangement with Bayer has been discontinued, we do not expect to have restricted cash balances related to Bayer once all amounts have been settled and paid.

Additionally, we have drawn $15.0 million under our credit facility and have no further borrowing capacity under our existing credit facility.  In connection with our acquisition of the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer in March 2014, we issued a $51.0 million unsecured promissory note. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% and is payable no later than 2024. Bayer is also eligible to receive certain long-term sales milestone payments on annual sales outside of the United States and Canada. The Company has the right to repay the outstanding obligation including accrued interest before its due date in 2024. The terms provide for the Company to defer up to 80% of the 5% accrued interest on the principal annually, and add it to the outstanding balance.

We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we may need to raise additional financing in the future to fund our operations or develop additional product candidates. We may seek to sell additional equity, issue debt or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2013, updated to include the new operating lease and note payable to Bayer, both of which were entered into in March 2014.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$3,021	$371	$2,021	$629	$—
Notes payable related to credit facility(2)	14,168	6,634	7,534	—	—
Note payable to Bayer(3)	81,615	—	1,040	1,722	78,853
Total contractual obligations	$98,804	$7,005	$10,595	$2,351	$78,853

(1)                                 We lease our facilities and certain equipment under operating leases. This includes our current operating lease at 27200 West Agoura Rd, Calabasas, CA, which expires on July 31, 2014, and our new operating lease at 30930 Russell Ranch Rd, Westlake Village, CA, which begins on August 1, 2014.

(2)                                 The notes payable related to credit facility include the future interest and principal payments on our $15.0 million of borrowing on our credit facility with Lighthouse Capital Partners VI, L.P.

(3)                                 The note payable to Bayer includes the future interest and principal payments on our $51.0 million note provided as consideration for the purchase of rights to ATX-101 outside of the United States and Canada.  This assumes that we will take advantage of the terms of the note, including paying 1% of the 5% interest per year in cash with the additional 4% of interest expense increasing the principal balance over the 10 year term.

Note Payable to Bayer

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, we entered into a $51.0 million unsecured promissory note with Bayer.  The promissory note is subordinated to amounts owed under our existing credit facility.  Interest is accrued at 5% per annum and is payable on the anniversary date of the note.  The Company has the option of paying 20% of the accrued interest in cash, adding any unpaid interest to the principal amount. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty.  As the note payable to Bayer includes a favorable interest rate, which is below the borrowing rate currently available to the Company, it was recorded at its fair value of $21.6 million, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates market. The discount on the note is being amortized to interest expense utilizing the effective interest method.

Notes Payable Related to our Credit Facility

On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse”), which we refer to as our credit facility, which provided access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. As of March 31, 2014 and December 31, 2013, we had drawn $15.0 million, respectively, and no longer have any further borrowing capacity under the credit facility. The credit facility includes various covenants, and we were in compliance with all covenants at March 31, 2014.

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

Summary Statements of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash (used in) provided by
Operating activities	$(15,016)	$(15,341)
Investing activities	(2,993)	(32,420)
Financing activities	(340)	10,075
Net decrease in cash and cash equivalents	$(18,349)	$(37,686)

Net cash used in operating activities.  Net cash used in operating activities was $15.0 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $69.4 million offset by the non-cash in-process research and development charge of $53.0 million and stock-based compensation of $2.9 million. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses and other assets of $1.8 million, a decrease in accounts payable and other accrued liabilities of $1.9 million and a decrease in deferred development funds of $2.1 million offset by a decrease in restricted cash of $3.9 million. The decrease in accounts payable and other accrued liabilities is primarily due to the pay out of the annual bonuses accrued all year.  The decrease in the deferred development funds and restricted cash is due to the completion of our obligations under our collaboration agreement with Bayer.

Net cash used in operating activities was $15.3 million for the three months ended March 31, 2013 and consisted primarily of a net loss of $14.1 million and stock based compensation of $0.9 million. The significant items in the change in operating assets and liabilities include a decrease in deferred development funds of $3.1 million and a decrease in accounts payable and other accrued liabilities of $1.3 million offset by a decrease in restricted cash of $2.2 million. The decrease in the deferred development funds and restricted cash is due to the performance of our obligations under our collaboration agreement with Bayer.

Net cash used in investing activities.  Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $3.0 and $32.4 million, respectively, primarily due to purchases and sales of marketable securities. There was $9.6 million of marketable securities purchased for the three months ended March 31, 2014, offset by the proceeds from sales of marketable securities of $6.7 million. There were no material gains or losses on the sale of marketable securities. For the three months ended March 31, 2013, purchases of marketable securities were $32.4 million.

Net cash (used in) provided by financing activities.  Net cash used in financing activities for the three months ended March 31, 2014 was $0.3 million and was due to repayment of borrowings under the credit facility of $1.4 million offset by proceeds from common stock option exercises of $1.1 million.  Net cash provided by financing activities was $10.0 million for the three months ended March 31, 2013, and was primarily due to the draw of $10.0 million from the credit facility.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations. Due to the fixed interest rate of our notes payable, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates.

Cash and Cash Equivalents, Marketable Securities and Restricted Cash

As of March 31, 2014, we had cash and cash equivalents, marketable securities and restricted cash of $152.6 million, of which $1.2 million is restricted. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At March 31, 2014, our cash and cash equivalents and marketable securities and restricted cash were comprised of funds in cash, money market accounts, U.S. government agency securities and investment grade, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.  Additionally, we do not expect our operating results or cash flows would be materially affected by a 10% decrease in market interest rates.

Notes Payable

Our notes payable related to the credit facility are at an effective interest rate which approximates the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk.  Our note payable to Bayer is at a rate that is less than market, but the note was recorded at fair value based on an interest rate which approximates the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk.  An immediate 10% increase or decrease in market interest rates would have a material effect on the fair value of the notes.  However, as the interest rates on our note payable are fixed for specified periods and the notes are recorded at fair value on a non-recurring basis, changes in interest rates and the related fair value of our notes payable do not affect our operating results or cash flows.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, for which we recently completed our U.S. and Canadian Phase III clinical trials. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2014 and 2013 was approximately $69.4 million and $14.1 million, respectively. As of March 31, 2014 we had an accumulated deficit of $241.7 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

•                  the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

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

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of ATX- 101. If we are not successful in obtaining approval of and commercializing ATX-101, or are significantly delayed in doing so, our business will be materially harmed.

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

We recently announced positive topline results from our pivotal U.S. and Canadian Phase III clinical trials for our only product candidate, ATX- 101, and our business currently depends entirely on its successful development, regulatory approval and commercialization. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize ATX-101. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market ATX-101 in the United States unless and until we receive approval of an NDA from the FDA, and we are not permitted to market ATX-101 in any foreign countries unless and until we receive the requisite approval from the regulatory authorities of such countries.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Further, we did not conduct our U.S. and Canadian Phase III clinical trials under a Special Protocol Assessment, or SPA. In the absence of an agreed SPA there can be no assurance that the FDA will agree with our Phase III clinical trial protocol. In addition, ATX-101 may not be approved by the FDA or applicable foreign regulatory agencies even though it has met its specified endpoints in our U.S. and Canadian Phase III clinical trials and, our former collaborator, Bayer’s pivotal European Phase III clinical trials. The FDA and/or applicable foreign regulatory agencies may disagree with the trial design and/or the interpretation of data from clinical trials, and may ask us to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for the clinical trials.

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

Even if we obtain FDA or other regulatory approvals, ATX-101 or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. Market acceptance of ATX- 101 or any future product candidates for which we receive approval depends on a number of factors, including:

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. As of March 31, 2014, we had working capital of $141.4 million and capital resources consisting of cash and cash equivalents, marketable securities and restricted cash of $152.6 million, of which $1.2 million was restricted. We have drawn down the full $15.0 million available under our credit facility and no longer have any established future borrowing capacity under that credit facility. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical development and regulatory preparedness of ATX-101, preparing and filing the NDA and other regulatory filings, preparations for a commercial launch of ATX-101, if approved, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 or any future product candidates.

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

Our future capital requirements depend on many factors, including:

•                  any unexpected results from further analysis beyond topline data of our recently completed U.S. and Canadian Phase III clinical trials for ATX- 101;

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

We do not have direct control over the ability of our contract manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. We are dependent on our contract manufacturers for compliance with all national, state and local regulatory requirements, including Current Good Manufacturing Practices, or CGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, or are in violation of other regulations governing their business, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract manufacturers’ facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have entered into an exclusive agreement with Pfizer, Inc., or Pfizer, for the supply of a key raw material to manufacture synthetic deoxycholate. We currently obtain our supply of synthetic deoxycholate from Albany Molecular Research, Inc., or AMRI, and Cambridge Major Laboratories, Inc., or CML. We currently have a long-term agreement with Hospira, Inc., or Hospira, our fill/finish supplier; we have plans to qualify an additional fill/finish supplier, but failure by Hospira to supply drug product will have an adverse effect on market supply and operating results. Our supply agreements, if any, cannot however guarantee that a contract manufacturer or supplier will provide services adequate for our needs. If a contract manufacturer/supplier becomes financially distressed or insolvent, or discontinues manufacturing supply for us beyond the term of the existing agreement, if any, or for any other reason, this could result in substantial management time and expense to identify and qualify alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

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

As of March 31, 2014, we had 68 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 in the U.S., Canada and other territories acquired in the March 2014 transaction with Bayer, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Successfully transitioning the ATX-101 program we acquired from Bayer in March 2014 could require significant management attention and disrupt our business, and if we are unable to successfully transition this program the anticipated benefits of the program’s acquisition may not be fully realized.

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

In addition, Bayer has been leading the clinical and regulatory development of ATX-101 in Europe and we will now be transitioning the existing clinical and regulatory data into our organization and assuming the responsibility for future development and commercialization. As a company, we do not have any prior experience securing regulatory approval of a drug product in the European Union, and we may encounter unexpected delays in the process. If we are not able to successfully transition and integrate the acquired ATX-101 program into our organization, or successfully secure regulatory approval and subsequently successfully commercialize ATX-101 outside the U.S. and Canada, the anticipated benefits of the acquisition of these rights may not be realized fully, or at all, or may take longer to realize than expected.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of ATX- 101 or any future product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

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

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and have a materially adverse effect on our stock price.

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

Our business involves the use of hazardous materials and we and our third- party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide- ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

From October 11, 2012, the first day of trading of our common stock, to April 16, 2014, our stock has had low and high closing sales prices in the range of $19.05 to $55.98 per share. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of April 16, 2014, our executive officers, directors, and their respective affiliates beneficially owned approximately 25.2% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of April 16, 2014, we have a total of 22,656,603 shares of common stock outstanding.  In addition, as if April 16, 2014, 3,287,405 shares of common stock were either subject to outstanding stock awards or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Certain of our named executive officers are parties to employment agreements that contain change in control and severance provisions providing for cash payments for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change in control. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Reference is made to the disclosure set forth in our Current Report on Form 8-K filed with the Commission on March 10, 2014 with regard to the issuance of 698,103 shares of our common stock to Bayer in connection with acquisition of rights to develop, manufacture and commercialize ATX-101 outside of the United States and Canada.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2014.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
4.3	Note Agreement, dated March 7, 2014, by and between KYTHERA Biopharmaceuticals, Inc. and KYTHERA Holdings Ltd.	8-K	3/10/2014	4.1
4.4	Registration Rights Agreement, dated March 7, 2014, by and between KYTHERA Biopharmaceuticals, Inc. and Bayer Consumer Care AG.	8-K	3/10/2014	4.2
10.1	Securities Purchase Agreement, dated March 7, 2014, by and among KYTHERA Biopharmaceuticals, Inc., KYTHERA Holdings Ltd. and Bayer Consumer Care AG.	8-K	3/10/2014	10.1
10.2	Restructuring Agreement, dated March 7, 2014 by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.				X
10.3†	Assignment and Novation Agreement, dated March 7, 2014, by and between Bayer Consumer Care AG and KYTHERA Holdings Ltd.				X
10.4	Fifth Amendment, dated January 29, 2014, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	10-K	3/17/2014	10.4(f)
10.5	Office Lease, dated March 12, 2014, by and between Russell Ranch Road, LLC and KYTHERA Biopharmaceuticals, Inc.	10-K	3/17/2014	10.20
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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

†                    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYTHERA Biopharmaceuticals, Inc.

May 8, 2014	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)