Form 10-Q
period 2014-06-30
KYTHERA BIOPHARMACEUTICALS INC
filed 2014-08-07
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35663

KYTHERA Biopharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	03-0552903
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

30930 Russell Ranch Road, Third Floor
Westlake Village, California	91362
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 17, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 22,672,739.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,612,000	$111,518,000
Restricted cash, current portion	—	5,062,000
Marketable securities	51,076,000	55,540,000
Prepaid expenses and other current assets	2,313,000	1,156,000
Total current assets	137,001,000	173,276,000
Property and equipment, net	840,000	94,000
Other assets	917,000	37,000
Total assets	$138,758,000	$173,407,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,187,000	$3,228,000
Accrued personnel costs	2,319,000	3,114,000
Accrued costs for services	2,290,000	3,191,000
Accrued interest	1,402,000	375,000
Notes payable, current portion	5,780,000	5,526,000
Deferred development funds	—	2,147,000
Total current liabilities	13,978,000	17,581,000
Notes payable—net of current portion	24,842,000	5,979,000
Other liabilities	446,000	8,000
Total liabilities	39,266,000	23,568,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized, 22,670,000 and 21,745,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid in capital	360,628,000	322,052,000
Accumulated other comprehensive income	8,000	4,000
Accumulated deficit	(261,144,000)	(172,217,000)
Total stockholders’ equity	99,492,000	149,839,000
Total liabilities and stockholders’ equity	$138,758,000	$173,407,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating expenses:
In-process research and development	$—	$—	$52,757,000	$—
Research and development	10,962,000	7,767,000	20,942,000	17,801,000
General and administrative	7,364,000	3,973,000	13,485,000	7,698,000
Total operating expenses	18,326,000	11,740,000	87,184,000	25,499,000
Loss from operations	(18,326,000)	(11,740,000)	(87,184,000)	(25,499,000)
Interest income	51,000	35,000	118,000	63,000
Interest expense	(1,207,000)	(553,000)	(1,861,000)	(948,000)
Net loss	$(19,482,000)	$(12,258,000)	$(88,927,000)	$(26,384,000)
Other comprehensive (loss) income:
Unrealized net (loss) gain on marketable securities	—	(23,000)	4,000	(31,000)
Comprehensive loss	$(19,482,000)	$(12,281,000)	$(88,923,000)	$(26,415,000)
Per share information:
Net loss, basic and diluted	$(0.86)	$(0.67)	$(4.00)	$(1.44)

Basic and diluted weighted average shares outstanding	22,660,000	18,423,000	22,250,000	18,379,000

See accompanying notes

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(88,927,000)	$(26,384,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	485,000	237,000
Amortization of debt discount and issuance cost	388,000	170,000
Depreciation	45,000	167,000
Non-cash in-process research and development	53,029,000	—
Stock-based compensation	5,936,000	2,732,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,140,000)	262,000
Restricted cash	5,062,000	4,845,000
Other assets	(880,000)	—
Accounts payable and other accrued liabilities	(1,710,000)	(1,404,000)
Deferred development funds	(2,147,000)	(5,111,000)
Other liabilities	438,000	2,000
Net cash used in operating activities	(29,421,000)	(24,484,000)
Investing activities
Purchases of marketable securities	(22,712,000)	(32,386,000)
Proceeds from sales of marketable securities	26,678,000	—
Investment in property and equipment	(791,000)	(42,000)
Net cash provided by (used in) investing activities	3,175,000	(32,428,000)
Financing activities
Borrowings on credit facility	—	10,000,000
Repayment of notes payable related to credit facility	(2,871,000)	(454,000)
Proceeds from common stock option exercises	1,211,000	641,000
Net cash (used in) provided by financing activities	(1,660,000)	10,187,000
Net decrease in cash and cash equivalents	(27,906,000)	(46,725,000)
Cash and cash equivalents at beginning of period	111,518,000	79,311,000
Cash and cash equivalents at end of period	$83,612,000	$32,586,000
Supplemental disclosures
Issuance of common stock to Bayer	$31,429,000	$—
Note payable issued to Bayer at fair value	$21,600,000	$—
Interest expense paid in cash	$446,000	$681,000
Issuance of common stock for services rendered	$—	$101,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

2. Summary of Significant Accounting Policies and Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2014 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The accompanying financial information for the three and six months ended June 30, 2014 and 2013 are unaudited. The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, KYTHERA Holdings Ltd. (“KHL”), a Bermuda corporation.  Intercompany accounts and transactions have been eliminated in consolidation.  These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our condensed consolidated statement of financial position as of June 30, 2014, our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 and our condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Cash and Cash Equivalents and Marketable Securities

All highly liquid securities with maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of June 30, 2014 and December 31, 2013, cash and cash equivalents were comprised of funds invested in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

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

On a quarterly basis, the Company reviews the available-for-sale securities for other-than-temporary declines in fair value below the amortized cost basis.  This evaluation is based on a number of factors including the length of time and extent to which the fair value has been below the cost basis and any adverse conditions related specifically to the security, including any changes to the credit rating of the security. If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and records the related charge as a reduction of interest income. No impairment charges were recognized for the three and six months ended June 30, 2014 and 2013.

Property and Equipment

Property and equipment are recorded at historical cost and consist of the following:

	June 30, 2014	December 31, 2013
Cameras	$923,000	$923,000
Computer hardware and electronics	236,000	182,000
Furniture and fixtures	234,000	234,000
Software	21,000	21,000
Construction in process	737,000	—
	2,151,000	1,360,000
Less accumulated depreciation	(1,311,000)	(1,266,000)
	$840,000	$94,000

Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company had no impairments or disposals during the six months ended June 30, 2014 and 2013.

Cameras were used in our clinical trials, are fully depreciated as of June 30, 2014 and are being held for disposal.

The $737,000 in construction in process as of June 30, 2014 relates to the construction of leasehold improvements at the Company’s newly leased facility. These leasehold improvements were placed into service in July 2014 when the Company began to occupy the newly leased facility and will be depreciated over the three year lease term, which is the shorter of the improvements expected useful lives and the lease term.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the three and six months ended June 30, 2014 and 2013, the only component of other comprehensive income (loss) are net unrealized gains and losses on marketable securities. There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2014 and 2013.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. The fair value of cash equivalents, marketable securities and the notes payable are discussed in Note 7, “Fair Value Measurements.”

Recent Accounting Pronouncements

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard allows for either “full retrospective” adoption, whereby the new standard is applied to each prior reporting period presented or “modified retrospective” adoption, whereby the new standard is only applied to the most current period presented with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on its consolidated statements of financial position and results of operations and comprehensive income (loss) and has not yet selected a transition method.

3. Marketable Securities

Our marketable securities held as of June 30, 2014 and December 31, 2013 are summarized below:

Type of security as of June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$3,000	$—	$2,003,000
Corporate debt securities:
Financial	32,249,000	4,000	(6,000)	32,247,000
Industrial	8,067,000	6,000	—	8,073,000
Other	8,752,000	5,000	(4,000)	8,753,000
Total available-for-sale securities	$51,068,000	$18,000	$(10,000)	$51,076,000

Type of security as of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$3,000	$—	$2,003,000
Corporate debt securities:
Financial	33,192,000	13,000	(5,000)	33,200,000
Industrial	11,081,000	2,000	(3,000)	11,080,000
Other	9,263,000	—	(6,000)	9,257,000
Total available-for-sale securities	$55,536,000	$18,000	$(14,000)	$55,540,000

There were no material realized gains or losses from the sale of marketable securities during the three and six months ended June 30, 2014 and 2013. All of our available-for-sale investments that were in an unrealized loss position as of June 30, 2014 have been in a continuous unrealized loss position for less than 12 months and had an aggregate fair value of $16,248,000. The unrealized losses related to corporate debt securities, which the Company plans to hold until maturity, and it is more likely than not that the Company will not be required to sell prior to maturity. Due to the limited duration and severity of the loss, as well as the nature of corporate debt securities, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2014.

The maturities of our marketable securities are as follows:

	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$42,800,000	$42,812,000	$33,279,000	$33,293,000
Mature after one year through two years	8,268,000	8,264,000	22,257,000	22,247,000
	$51,068,000	$51,076,000	$55,536,000	$55,540,000

4. Notes Payable

Notes payable consisted of the following:

	June 30, 2014	December 31, 2013
Note payable to Bayer	$21,818,000	$—
Notes payable related to credit facility	8,804,000	11,505,000
	30,622,000	11,505,000
Less current portion	(5,780,000)	(5,526,000)
Notes payable-net of current portion	$24,842,000	$5,979,000

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

As the note payable to Bayer bears interest at 5%, which was below the borrowing rate available to the Company at issuance, it was recorded at its fair value of $21,600,000, which is the present value of the future cash flows assuming a borrowing rate of 15%. The difference between face value and fair value of the note was recorded as a discount and is being amortized over the life of the note utilizing the effective interest method. The balance of the note payable at June 30, 2014 is as follows:

June 30, 2014
Face value of note payable to Bayer	$51,000,000
Debt discount at date of issuance	(29,400,000)
Amortization of debt discount	218,000
Note payable to Bayer	$21,818,000

Interest expense of $808,000 and $1,021,000 was recorded during the three and six months ended June 30, 2014 related to the note and included amortization of the debt discount of $172,000 and $218,000, respectively.  The balance of accrued interest expense at June 30, 2014 was $803,000 and the balance of the remaining unamortized discount was $29,182,000 at June 30, 2014.

Notes Payable Related to Credit Facility

On March 21, 2011, the Company executed a debt financing agreement whereby the Company had access to borrow up to $15,000,000 of senior loan financing through January 1, 2012. Subsequently, the credit facility was amended to provide for an extension of the drawdown period. For each draw, the Company was required to make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn due with the last principal payment. Interest expense related to the notes payable is being recorded over the term of the notes utilizing the effective interest method.  The debt is secured by all the Company’s assets, except for the Company’s intellectual property, which is subject to a negative pledge agreement.

On October 1, 2012, the Company drew $5,000,000 and in November 2012, obtained an extension allowing for the draw of the remaining $10,000,000 in $5,000,000 increments by January 31, 2013 and February 28, 2013. On January 31, 2013 the Company drew down an additional $5,000,000 of available funds under its credit facility and on February 28, 2013, the Company drew the remaining $5,000,000.  As of June 30, 2014 and December 31, 2013, $15,000,000 had been drawn.  There is no further borrowing capacity under this facility as of June 30, 2014.

Upon entry into the debt financing agreement, the Company issued warrants to purchase 34,000 shares of Series C redeemable convertible preferred stock (“Series C Preferred”) at an exercise price of $13.3530. The estimated fair value of the warrants at issuance of approximately $345,000 was recorded as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the expected term of the loan.  Upon extension of the credit facility in December 2011, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $13.9040. The estimated fair value of the warrant at issuance of approximately $1,074,000 was recorded as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the expected term of the loan.  Effective immediately prior to the closing of the Company’s initial public offering (“IPO”), the warrants for convertible preferred stock became warrants for common. All warrants were exercised on a cashless basis in December of 2012 resulting in the net issuance of 49,000 shares of common stock.

Included in interest expense for the three and six months ended June 30, 2014 and 2013 was amortization of debt issuance costs of $85,000, $170,000, $85,000 and $170,000, respectively, and interest expense of $314,000, $670,000, $469,000 and $779,000, respectively, related to the notes payable. The balance of accrued interest expense at June 30, 2014 and December 31, 2013 was $599,000 and $375,000, respectively. The remaining unamortized debt issuance cost at June 30, 2014 and December 31, 2013 was $566,000 and $736,000, respectively.

5. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

June 30, 2014
Common stock awards outstanding	2,883,000
Common stock awards available for grant	391,000
Total common shares reserved for future issuance	3,274,000

Stock Awards

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Award Plan (“the Plan”), which became effective upon completion of our IPO. The Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The Plan is the successor to the Amended and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. As of June 30, 2014 and December 31, 2013, a total of 4,094,000 and 3,224,000 shares, respectively, were authorized for grant under the Plan.

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

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and six months ended June 30, 2014 and 2013, the Company applied forfeiture rates based on the Company’s historical forfeitures.

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2013	2,273,000	$14.85
Granted	725,000	40.70
Exercised	(214,000)	5.67
Cancelled	(42,000)	23.22
Outstanding at June 30, 2014	2,742,000	$22.27

The Company accounts for stock options issued to nonemployees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

A summary of restricted stock unit activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2013	63,000	$27.16
Granted	92,000	43.69
Vested	(13,000)	22.49
Cancelled	(1,000)	44.02
Outstanding at June 30, 2014	141,000	$38.23

Total equity-based compensation cost recorded in the condensed consolidated statements of operations and comprehensive loss, which includes employee stock-based compensation expense, and the value of options issued to nonemployees and directors for services is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$1,520,000	$1,046,000	$3,008,000	$1,476,000
General and administrative	1,505,000	750,000	2,928,000	1,256,000
	$3,025,000	$1,796,000	$5,936,000	$2,732,000

As of June 30, 2014, there was $25,127,000 of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 3.08 years and $3,770,000 related to restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 1.27 years. For stock option and restricted stock unit awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

6. Collaborations and Contingencies

Collaboration Arrangements

From time to time, the Company enters into collaborative arrangements for its research and development and manufacturing activities. Each collaboration is unique in nature and the Company’s significant agreements are discussed below.

Bayer

In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provided Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer’s affiliate, Intendis GmbH. These agreements were referred to jointly as the collaboration arrangement with Bayer, and Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid the Company an upfront license fee of approximately $21,319,000 and approximately $22,247,000 for research and development to fund a portion of Bayer’s European Phase III clinical trials. The Company received a contingent event-based payment of $15,800,000 on May 31, 2012, triggered by the completion of Bayer’s European Phase III clinical trials for ATX-101, the receipt of two consecutive validated manufacturing lots and Bayer’s subsequent decision to pursue continued development and seek regulatory approval of ATX-101. This amount was recorded as revenue upon receipt as all revenue recognition criteria had been met. At this time, Bayer also elected to pursue additional research and development activities related to ATX-101, which were distinct from the original development activities, and subsequently funded $17,400,000 for these additional Bayer development activities. In March 2014, the Company acquired rights to ATX-101 outside of the United States and Canada from Bayer and no longer expects to recognize revenue from Bayer.

Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and were recognized as an offset to research and development expenses as the restricted cash was utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $1,179,000, $3,570,000, $2,105,000 and $5,201,000 for the three and six months ended June 30, 2014 and 2013, respectively. The $1,179,000 offset to research and development recognized during the second quarter represents the utilization of restricted cash during the quarter to satisfy accrued liabilities as of the date of the termination of the collaboration agreement. Deferred development funds remaining at the time that the Company purchased the rights to ATX-101 outside of the United States and Canada in March 2014 of $967,000 were no longer considered restricted cash and were deducted from the one-time charge to in-process research and development, reducing the in-process research and development expense recorded in March 2014.

In March 2014, the Company entered into an agreement whereby it acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer.  Under the new agreement, KYTHERA Holdings Ltd., a wholly-owned Bermuda subsidiary of the Company, purchased these rights. As a result of this agreement, Bayer was issued 698,103 shares of the Company’s common stock valued at $33,000,000 based on an average closing stock price of $47.27 over a period set forth in the agreement.  Additionally, the Company issued an unsecured promissory note for $51,000,000, which is subordinated to amounts owed under the Company’s existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123,800,000 upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.  As of June 30, 2014, the achievement of the related sales levels is not considered to be probable.

The acquisition date costs allocated to the acquired rights consists of the following:

Fair value of common stock issued	$31,429,000
Fair value of note payable to Bayer	21,600,000
Other	(272,000)
Total in-process research and development	$52,757,000

The fair value of the common stock issued is based on the closing price of our common stock on the acquisition date of $45.02 per share. As the note payable to Bayer includes an interest rate which was below the borrowing rate available to the Company at issuance, it was recorded at its fair value of $21,600,000, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates market. Other represents the net impact of the reduction in costs resulting from the residual restricted cash of $967,000 that reverted to the Company, partially offset by $695,000 of transaction costs related to the acquisition.

This transaction was accounted for as an acquisition of a group of assets.  As the acquired rights to ATX-101, represent acquired-in-process research and development, with no alternative future uses, the costs allocated to such rights, $52,757,000, were immediately expensed upon acquisition and reflected as in-process research and development in the condensed consolidated statement of operations and comprehensive loss.  This charge is considered to be a component of research and development expense.

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

At June 30, 2014 and December 31, 2013, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. These securities are investment grade with maturity dates of two years or less from the balance sheet date.  The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.  There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2014 and 2013.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	Fair Value Measurement at June 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Assets:
Cash equivalents	$80,148,000	$—	$—	$80,148,000
U.S. government agency securities	—	2,003,000	—	2,003,000
Corporate debt securities	—	49,073,000	—	49,073,000
Total	$80,148,000	$51,076,000	$—	$131,224,000

	Fair Value Measurement at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets:
Cash equivalents	$95,537,000	$—	$—	$95,537,000
U.S. government agency securities	—	2,003,000	—	2,003,000
Corporate debt securities	—	53,537,000	—	53,537,000
Total	$95,537,000	$55,540,000	$—	$151,077,000

The Company has notes payable, which are liabilities for which fair value is disclosed as of June 30, 2014 and December 31, 2013. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the Company believes that the carrying value of the notes payable related to the credit facility (Level 2) approximates its fair value at June 30, 2014 and December 31, 2013. At June 30, 2014, the Company had a note payable with Bayer at a below market interest rate of 5%.  The carrying value of the note was calculated assuming a discount rate of 15% based on an analysis to determine the market rate available to the Company for similar debt at issuance.  Based on an analysis of various factors at June 30, 2014, including the Company’s cost of equity, the effective interest rate on the credit facility note payable, the rate of public company structured debt arrangements for development companies at a similar stage, its subordinated nature, other debt issuance by investment firms to similar companies and management’s judgment, the Company believes that the carrying value of this note payable approximates its fair value.  Since several of the factors analyzed are considered to be unobservable inputs, this is considered to be a Level 3 valuation.

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts.

8. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At June 30, 2014 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of June 30, 2014, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the six months ended June 30, 2014 and 2013. The tax years subsequent to and including 2005 remain open to examination by the major taxing jurisdictions to which the Company is subject.

9. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding the effects of options and restricted stock units outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and restricted stock units outstanding during the period calculated in accordance with the treasury stock method. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between weighted average number of shares used to calculate basic and diluted net loss per common share for the three and six months ended June 30, 2014 and 2013.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and restricted stock units outstanding, as the impact of such items are anti-dilutive during periods of net loss.  Shares excluded from the calculation, prior to the use of the treasury stock method, unweighted, were 2,883,000 and 2,308,000 at June 30, 2014 and 2013, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug for the reduction of submental fat, which commonly presents as an undesirable “double chin.” Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and long-lasting results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the reduction of submental fat, representing a new product category within the rapidly growing facial aesthetics market.  ATX-101 is our only product candidate and we are substantially dependent on its regulatory approval and successful commercialization.

Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101 and we have not generated any revenue from product sales. In May 2014, we submitted our New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) on May 12, 2014, which was accepted for filing by the FDA on July 10, 2014.  The NDA will be subject to a standard review with a Prescription Drug User Fee Act (PDUFA) action date of May 13, 2015. The PDUFA date is the goal date for the FDA to complete its review of the NDA.  The FDA informed us that the FDA’s division of Dermatology and Dental Products is currently planning to hold an Advisory Committee meeting on the ATX-101 application during the review. We have not filed for approval with any foreign regulatory agencies for the commercialization of ATX-101. Historically we have funded substantially all of our operations through the sale and issuance of our common and preferred stock, convertible debt, amounts received from U.S. Government grants and pursuant to our collaboration arrangement with Bayer and borrowings under our existing credit facility.

In March 2014, we entered into an agreement whereby we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer in exchange for 698,103 shares of KYTHERA common stock and a $51.0 million unsecured promissory note with a fair value of $21.6 million. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.  The transaction was accounted for as an asset acquisition and, as a result, a one-time charge to in-process research and development of $52.8 million was recognized during the first quarter, including transaction costs, offset by the deferred development funds retained by the Company as a result of terminating the Services, Research, Development and Collaboration agreement.

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

We have never been profitable and, as of June 30, 2014, we had an accumulated deficit of $261.1 million. We incurred net losses of $19.5 million and $88.9 million, and $12.3 million and $26.4 million for the three and six months ended June 30, 2014 and 2013, respectively. We expect to continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We may seek additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and possibly internationally, and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Financial Overview

Revenue

To date, all of our revenue has been derived from license fees we have received pursuant to our former collaboration arrangement with Bayer. In March 2014, we acquired the rights to ATX-101 outside of the United States and Canada from Bayer and no longer will recognize revenue from Bayer.

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

Research and Development Expenses

Major components of our research and development costs are personnel costs, including cash and stock-based compensation expense, preclinical studies, clinical trials and related manufacturing, materials and supplies, regulatory affairs activities, building of our medical affairs function and fees paid to consultants and other entities that conduct certain research, development and regulatory activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In the three and six months ended June 30, 2014 and 2013 we spent $11.0 million and $20.9 million, and $7.8 million and $17.8 million, respectively, on research and development expenses, excluding in-process research and development. Since inception through June 30, 2014, we have spent approximately $160.1 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses, including in-process research and development. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses will increase significantly as we prepare for potential approval in the United States and in connection with regulatory submissions in other territories throughout the world.

General and Administrative Expenses

Our general and administrative costs primarily consist of personnel costs, including cash and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the three and six months ended June 30, 2014 and 2013 our general and administrative expenses totaled approximately $7.4 million and $13.5 million, and $4.0 million and $7.7 million, respectively. We expect our general and administrative costs will rise significantly as we increase our headcount and expand our staffing, occupy larger facility space, establish commercial and company infrastructure and other activities to support our company growth as we prepare for a potential commercial launch of ATX-101, in the United States and possibly internationally.

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

Collaboration Development Funds

Additionally, we have received approximately $39.6 million to fund certain further global development activities of ATX-101, which were recorded as restricted cash and deferred development funds and were an offset to research and development expenses as the restricted cash was utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $1.2 million, $3.6 million, $2.1 million and $5.2 million for the three and six months ended June 30, 2014 and 2013, respectively. Deferred development funds remaining at the time that we purchased the rights to ATX-101 outside of the United States and Canada in March 2014 of $1.0 million were no longer considered restricted cash and were deducted from the one-time charge to in-process research and development. The offset to research and development expenses recognized during the three months ended June 30, 2014 represents liabilities accrued under the collaboration agreement as of the date of termination which had not yet been paid and were included in restricted cash as of March 31, 2014 of $1.2 million. As the collaboration arrangement with Bayer has been discontinued, we no longer have restricted cash balances related to Bayer.

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

In August 2010, due to the receipt of the license fee income from Bayer, we incurred non-royalty sublicense fees of $2.0 million, which was deferred and recorded as sublicense expense on a straight-line basis over the same period as the license income was recorded. During 2010, we made payments to LA Biomed in cash and stock totaling $0.4 million related to the non-royalty sublicense fee incurred and the remaining $1.6 million was paid upon our IPO in 50% cash and 50% stock. Due to the receipt of the $15.8 million contingent event-based payment from Bayer in May 2012, we incurred an additional non-royalty sublicense fee of $1.6 million due to LA Biomed, which was paid in 50% cash and 50% stock.

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

There have been no significant changes in critical accounting policies during the three and six months ended June 30, 2014, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$10,962	$7,767	$3,195	41%
General and administrative	7,364	3,973	3,391	85
Total operating expenses	18,326	11,740	6,586	56
Loss from operations	(18,326)	(11,740)	(6,586)	56
Interest income	51	35	16	46
Interest expense	(1,207)	(553)	(654)	118
Net loss	$(19,482)	$(12,258)	$(7,224)	59%

Research and development expenses.  Research and development expenses increased $3.2 million, or 41%, from $7.8 million for the three months ended June 30, 2013 to $11.0 million for the three months ended June 30, 2014. There was an increase in headcount and related personnel costs of $1.4 million, including increased stock compensation expense of $0.5 million resulting from an increase in grants, an increase in share price and the issuance of restricted stock units, an increase of $1.3 million in external costs associated with the preparation of regulatory filings, mainly our NDA filing, and our growing medical affairs function, a decrease of $0.9 million in the utilization of deferred development funds which serves to offset research and development expenses, offset by a decrease in manufacturing costs of $0.4 million. The decrease in costs related to manufacturing drug product was due to the timing of activities related to clinical materials and drug product supply.

General and administrative expenses.  General and administrative expenses increased by $3.4 million, or 85%, from $4.0 million for the three months ended June 30, 2013 to $7.4 million for the three months ended June 30, 2014. The increase is partially due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $1.4 million, including increased stock compensation expense of $0.9 million resulting from an increase in grants, an increase in share price, and the issuance of restricted stock units.  The increase is also due to increased external costs of $1.7 million associated with the expansion of company infrastructure and marketing activities in preparation for commercial launch of ATX-101.

Interest income.  Interest income for the three months ended June 30, 2014 and 2013 represents interest earned on marketable securities purchased during the year partially offset by the amortization of premiums paid on the purchased securities. The increase in interest income for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 is due to an increase in the balance of marketable securities.

Interest expense.  Interest expense relates to the outstanding balance of the notes payable and increased $0.7 million or 118% from $0.6 million for the three months ending June 30, 2013 to $1.2 million for the three months ended June 30, 2014.  The increase is primarily due to the note payable to Bayer issued in March 2014.

Comparison of Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
In-process research and development	$52,757	$—	$52,757	*	%
Research and development	20,942	17,801	3,141	18
General and administrative	13,485	7,698	5,787	75
Total operating expenses	87,184	25,499	61,685	242
Loss from operations	(87,184)	(25,499)	(61,685)	242
Interest income	118	63	55	87
Interest expense	(1,861)	(948)	(913)	96
Net loss	$(88,927)	$(26,384)	$(62,543)	237%

* Percentage not meaningful.

In-process research and development.  In-process research and development of $52.8 million for the six months ended June 30, 2014 represents the one-time charge for acquiring the rights to ATX-101 outside of the United States and Canada from Bayer in March 2014.

Research and development expenses.  Research and development expenses increased $3.1 million, or 18%, from $17.8 million for the six months ended June 30, 2013 to $20.9 million for the six months ended June 30, 2014. The increase is primarily attributable to higher costs from an increase in headcount and related personnel costs of $3.0 million, including increased stock compensation expense of $1.5 million, and increased costs of approximately $1.9 million due to increased external costs related to our NDA filing preparations and submission and building our medical affairs function as well as an increase in expenses due to a decrease in amounts offset against research and development costs related to the use of the deferred development funds of $1.6 million. The increase was partially offset by a decrease in clinical trial costs of approximately $2.2 million due to a decrease in the costs associated with the U.S. and Canadian Phase III trials offset by the costs of trials initiated during 2014 and decreased manufacturing costs of approximately $1.0 million due to the timing of activities related to clinical manufacturing and drug supply.

General and administrative expenses.  General and administrative expenses increased by $5.8 million, or 75%, from $7.7 million for the six months ended June 30, 2013 to $13.5 million for the six months ended June 30, 2014. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $2.6 million, including increased stock compensation expense of $1.8 million, increased external costs of $2.6 million associated with the expansion of company infrastructure and marketing activities in preparation of commercial launch of ATX-101and increased accounting, legal, director fees and insurance costs of $0.4 million as a result of maintaining a growing public company.

Interest income.  Interest income for the six months ended June 30, 2014 represents interest earned on marketable securities held during the first half of 2014 offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense increased by $0.9 million or 96% from $0.9 million for the six months ended June 30, 2013 to $1.9 million for the six months ended June 30, 2014. The increase is primarily due to the interest expense incurred on the note payable to Bayer issued in March 2014.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $88.9 million and $26.4 million, and used $29.4 million and $24.5 million of cash for our operating activities for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 we had an accumulated deficit of $261.1 million.

As of June 30, 2014, we had working capital of $123.0 million. Historically, we have principally financed our operations through our public offerings, private placements of redeemable convertible preferred stock and convertible debt, amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate ATX-101 and borrowings under our notes payable. In the fourth quarter 2013, we completed a public offering of shares of common stock at an offering price of $45.75 per share and we received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discount and offering related transaction costs.

At June 30, 2014, we had capital resources consisting of cash and cash equivalents and marketable securities of $134.7 million. Our funds are currently invested in money market funds, U.S. government agency securities, corporate debt securities and demand deposit accounts.

Additionally, we have drawn $15.0 million under our credit facility and have no further borrowing capacity under our existing credit facility.  In connection with our acquisition of the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer in March 2014, we issued a $51.0 million unsecured promissory note. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% and is payable no later than 2024. Bayer is also eligible to receive certain long-term sales milestone payments on annual sales outside of the United States and Canada. We have the right to repay the outstanding obligation including accrued interest before its due date in 2024. The terms provide for us to defer up to 80% of the 5% accrued interest on the principal annually, and add it to the outstanding balance.

We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we may seek to secure additional financing in the future to fund our operations or develop additional product candidates, by selling additional equity, issuing debt or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Our future capital requirements depend on many factors, including:

•                  the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 in the U.S., including the cost of any studies or additional activities that the FDA may require us to complete;

•                  any unexpected results from further analysis of clinical data of our completed U.S. and Canadian Phase III clinical trials, and those of our former collaborator, Bayer, for ATX-101;

•                  the timing and scope of the investment we make in building our commercial infrastructure and sales force in anticipation of the commercial launch of ATX-101 in the U.S.;

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

Note Payable to Bayer

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, we entered into a $51.0 million unsecured promissory note with Bayer.  The promissory note is subordinated to amounts owed under our existing credit facility.  Interest is accrued at 5% per annum and is payable on the anniversary date of the note.  We have the option of deferring 80% of the accrued interest, adding any unpaid interest to the principal amount. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty.  As the note payable to Bayer includes a favorable interest rate, which was below the borrowing rate available to us at issuance, it was recorded at its fair value of $21.6 million, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates market. The discount on the note is being amortized to interest expense utilizing the effective interest method.

Notes Payable Related to our Credit Facility

On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse”), which we refer to as our credit facility, which provided access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. As of June 30, 2014 and December 31, 2013, we had drawn $15.0 million, respectively, and no longer have any further borrowing capacity under the credit facility. The credit facility includes various covenants, and we were in compliance with all covenants at June 30, 2014.

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

Summary Statements of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(in thousands)
Net cash (used in) provided by
Operating activities	$(29,421)	$(24,484)
Investing activities	3,175	(32,428)
Financing activities	(1,660)	10,187
Net decrease in cash and cash equivalents	$(27,906)	$(46,725)

Net cash used in operating activities.  Net cash used in operating activities was $29.4 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $88.9 million offset by the non-cash in-process research and development charge of $53.0 million and stock-based compensation of $5.9 million. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses and other assets of $1.1 million, a decrease in accounts payable and other accrued liabilities of $1.7 million and a decrease in deferred development funds of $2.1 million offset by a decrease in restricted cash of $5.1 million. The decrease in accounts payable and other accrued liabilities is primarily due to a decrease in the accrued expenses to be paid from the deferred development funds, as we completed our collaboration agreement with Bayer in March 2014.  The decrease in the deferred development funds and restricted cash is due to the completion of obligations under our collaboration agreement with Bayer.

Net cash used in operating activities was $24.5 million for the six months ended June 30, 2013 and consisted primarily of a net loss of $26.4 million and stock based compensation of $2.7 million. The significant items in the change in operating assets and liabilities include a decrease in deferred development funds of $5.1 million and a decrease in accounts payable and other accrued liabilities of $1.4 million offset by a decrease in restricted cash of $4.8 million. The decrease in the deferred development funds and restricted cash was due to the continuing performance of obligations under the collaboration agreement with Bayer during 2013.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities for the six months ended June 30, 2014 was $3.2 compared to net cash used for investing activities of $32.4 million for the six months ended June 30, 2013.  Our cash flows related to investing activities are primarily due to purchases and sales of marketable securities. There were $22.7 million of marketable securities purchased for the six months ended June 30, 2014, offset by the proceeds from sales of marketable securities of $26.7 million. There were no material gains or losses on the sale of marketable securities. For the six months ended June 30, 2013, purchases of marketable securities were $32.4 million.

Net cash (used in) provided by financing activities.  Net cash used in financing activities for the six months ended June 30, 2014 was $1.7 million and was due to repayment of borrowings under the credit facility of $2.9 million offset by proceeds from common stock option exercises of $1.2 million.  Net cash provided by financing activities was $10.2 million for the six months ended June 30, 2013, and was primarily due to the draw of $10.0 million from the credit facility.

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

Cash and Cash Equivalents and Marketable Securities

As of June 30, 2014, we had cash and cash equivalents and marketable securities of $134.7 million. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At June 30, 2014, our cash and cash equivalents and marketable securities were comprised of funds in cash, money market accounts, U.S. government agency securities and investment grade, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.  Additionally, we do not expect our operating results or cash flows would be materially affected by a 10% decrease in market interest rates.

Notes Payable

Our notes payable related to the credit facility are at an effective interest rate which approximates the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk.  Our note payable to Bayer is at a rate that is less than market, but the note was recorded at fair value based on an interest rate which approximates the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk.  As the interest rates on our notes payable are fixed for specified periods, changes in interest rates do not affect our operating results or cash flows.

Foreign Currency Exchange Rate Fluctuations

With the recent acquisition of rights to ATX-101 outside of the United States and Canada from Bayer, in the future, we may be subject to fluctuations in foreign currency exchange rate risk. We are not currently exposed to any material foreign currency exchange rate risk and, as a result, we do not currently hedge any foreign currency exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, for which we completed our U.S. and Canadian Phase III clinical trials and submitted an NDA with the FDA in May 2014. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2014 and 2013 was approximately $88.9 million and $26.4 million, respectively. As of June 30, 2014 we had an accumulated deficit of $261.1 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

•                  any unexpected results from further analysis of clinical data of our completed U.S. and Canadian Phase III clinical trials, and those of our former collaborator, Bayer, for ATX-101;

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

To gain approval to market a drug product, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrates the safety, efficacy and compliant manufacturing of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials and manufacturing, even after promising results in earlier preclinical or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties, including Bayer, our former collaborator, may not be indicative of the results in trials we may conduct.

In May 2014, we filed an NDA with the FDA for ATX-101 on the basis of the results from our pivotal U.S. and Canadian Phase III clinical trials for ATX- 101, and our business currently depends entirely on its successful development, regulatory approval and commercialization. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize ATX-101. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market ATX-101 in the United States unless and until we receive approval of an NDA from the FDA, and we are not permitted to market ATX-101 in any foreign countries unless and until we receive the requisite approval from the regulatory authorities of such countries.

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

Even if we eventually complete clinical testing and receive approval of the NDA or foreign regulatory filing for ATX-101, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve ATX-101 for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of ATX-101. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of ATX-101 and would materially adversely impact our business and prospects.

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. As of June 30, 2014, we had working capital of $123.0 million and capital resources consisting of cash and cash equivalents and marketable securities of $134.7 million. We have drawn down the full $15.0 million available under our credit facility and no longer have any established future borrowing capacity under that credit facility. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical and regulatory development of ATX-101, preparing and filing foreign regulatory filings, preparations for a commercial launch of ATX-101, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 or any future product candidates.

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

Our future capital requirements depend on many factors, including:

•                  the timing of, and costs involved in, obtaining regulatory approval for ATX-101 in the U.S., including the cost of any studies or additional activities that the FDA may require us to complete;

•                  any unexpected results from further analysis of clinical data from our completed U.S. and Canadian Phase III clinical trials and those of our former collaborator, Bayer, for ATX- 101;

•                  the timing and scope of the investment we make in building our commercial infrastructure and sales force in anticipation of the commercial launch of ATX-101 in the U.S.;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including ATX-101. Facilities used by our contract manufacturers to manufacture drug substance and drug product for commercial sale must be approved by the FDA or other relevant foreign regulatory agencies pursuant to inspections that will be conducted in connection with the review of our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

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

Our failure to be able to manufacture adequate drug substance or drug product could have an adverse effect on supply of clinical and/or finished drug in our commercial territories, and, as a result, on our operating results.

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

Manufacturing and supply of drug substance, drug product and finished drug product is technically challenging. Changes that may be made outside the purview of our direct control can have an impact on the success of our processes, on quality, and successful delivery of product to physicians. Mistakes and mishandling are not uncommon and can affect successful production and supply. Some of these risks include:

•                  failure of our manufacturers to follow CGMP requirements or mishandling of our product while in production or in preparation for transit;

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

We have only recently begun building an infrastructure to support a commercial organization and we do not currently have a sales organization sufficient to support a commercial launch of ATX-101. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell ATX-101 effectively or any future product candidates, if approved, or generate product revenue.

We have only recently begun building an infrastructure to support a commercial organization and we do not currently have a sales organization sufficient to support a commercial launch of ATX-101. In order to commercialize ATX-101, we must build our marketing, sales, distribution, management and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If ATX-101 receives regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive, require substantial additional capital and be time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize ATX-101. If we are not successful in commercializing ATX-101 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2014, we had 83 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 in the U.S., Canada and other territories acquired in the March 2014 transaction with Bayer, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure that ATX-101 or any future product candidates will not infringe existing or future patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing ATX-101 or any future product candidates. Moreover, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

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

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in proceedings in the United States Patent and Trademark Office, or the U.S. PTO, to determine the rights to invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the United States has enacted and is currently implementing wide- ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases relatively recently, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We do not yet have registered trademarks for commercial trade names for ATX-101 and failure to secure such registrations could adversely affect our business.

We do not yet have registered trademarks for commercial trade names for ATX-101. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market ATX-101 or any future product candidate in the United States and other countries until we receive approval of an NDA from the FDA or foreign equivalents. We have not obtained marketing approval for ATX-101 anywhere in the world. Obtaining regulatory approval of an NDA or foreign equivalent can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

•                  they may change their approval policies or adopt new regulations.

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

While we do not expect that ATX-101, if approved, will be covered for patients in whole or in part by Medicare, Medicaid or other federal and foreign healthcare programs, we may still be subject to the various U.S. federal, state and foreign laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or in part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

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

From October 11, 2012, the first day of trading of our common stock, to July 17, 2014, our stock has had low and high closing sales prices in the range of $19.05 to $55.98 per share. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

•                  changes in revenue and earnings estimates or recommendations by securities analysts;

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

As of July 17, 2014, our executive officers, directors, and their respective affiliates beneficially owned approximately 25.3% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that existing stockholders may feel are in their best interest.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 17, 2014, we have a total of 22,672,739 shares of common stock outstanding.  In addition, as of July 17, 2014, 3,271,269 shares of common stock were either subject to outstanding stock awards or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2014.

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

KYTHERA Biopharmaceuticals, Inc.

August 7, 2014	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)