Form 10-Q/A
period 2014-03-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2014-09-17
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

30930 Russell Ranch Road, Suite 300
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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of KYTHERA Biopharmaceuticals, Inc. for the period ended March 31, 2014 filed on May 8, 2014 (the “Form 10-Q”) for the sole purpose of refiling Exhibits 31.1 and 31.2.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
4.3	Note Agreement, dated March 7, 2014, by and between KYTHERA Biopharmaceuticals, Inc. and KYTHERA Holdings Ltd.	8-K	3/10/2014	4.1
4.4	Registration Rights Agreement, dated March 7, 2014, by and between KYTHERA Biopharmaceuticals, Inc. and Bayer Consumer Care AG.	8-K	3/10/2014	4.2
10.1	Securities Purchase Agreement, dated March 7, 2014, by and among KYTHERA Biopharmaceuticals, Inc., KYTHERA Holdings Ltd. and Bayer Consumer Care AG.	8-K	3/10/2014	10.1
10.2#	Restructuring Agreement, dated March 7, 2014 by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	10-Q	05/08/2014	10.2
10.3†#	Assignment and Novation Agreement, dated March 7, 2014, by and between Bayer Consumer Care AG and KYTHERA Holdings Ltd.	10-Q	05/08/2014	10.3
10.4	Fifth Amendment, dated January 29, 2014, to that the certain Standard Multi-Tenant Office Lease-Gross, dated December 2009, by and between 27200 Associates, L.L.C. and KYTHERA Biopharmaceuticals, Inc.	10-K	3/17/2014	10.4(f)
10.5	Office Lease, dated March 12, 2014, by and between Russell Ranch Road, LLC and KYTHERA Biopharmaceuticals, Inc.	10-K	3/17/2014	10.20
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1#	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**	10-Q	05/08/2014	32.1
101.INS***#	XBRL Instance Document	10-Q	05/08/2014	101.INS***
101.SCH***#	XBRL Taxonomy Extension Schema Document	10-Q	05/08/2014	101.SCH***
101.CAL***#	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	05/08/2014	101.CAL***
101.DEF***#	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	05/08/2014	101.DEF***
101.LAB***#	XBRL Taxonomy Extension Labels Linkbase Document	10-Q	05/08/2014	101.LAB***
101.PRE***#	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	05/08/2014	101.PRE***

#                      Previously filed May 8, 2014 as an exhibit with the Quarterly Report on Form 10-Q of KYTHERA Biopharmaceuticals, Inc. for the period ended March 31, 2014.

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

KYTHERA Biopharmaceuticals, Inc.

September 17, 2014	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)