Form 10-Q
period 2014-09-30
KYTHERA BIOPHARMACEUTICALS INC
filed 2014-11-10
CIK 1436304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 17, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 22,675,319.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,736,000	$111,518,000
Restricted cash, current portion	—	5,062,000
Marketable securities	77,706,000	55,540,000
Prepaid expenses and other current assets	1,642,000	1,156,000
Total current assets	119,084,000	173,276,000
Property and equipment, net	1,865,000	94,000
Other assets	787,000	37,000
Total assets	$121,736,000	$173,407,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,040,000	$3,228,000
Accrued personnel costs	3,247,000	3,114,000
Accrued costs for services	2,950,000	3,191,000
Accrued interest	2,138,000	375,000
Notes payable, current portion	5,911,000	5,526,000
Deferred development funds	—	2,147,000
Other current liabilities	137,000	—
Total current liabilities	17,423,000	17,581,000
Notes payable—net of current portion	23,488,000	5,979,000
Other liabilities	571,000	8,000
Total liabilities	41,482,000	23,568,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized, 22,675,000 and 21,745,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid in capital	363,912,000	322,052,000
Accumulated other comprehensive (loss) income	(43,000)	4,000
Accumulated deficit	(283,615,000)	(172,217,000)
Total stockholders’ equity	80,254,000	149,839,000
Total liabilities and stockholders’ equity	$121,736,000	$173,407,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
In-process research and development	$—	$—	$52,757,000	$—
Research and development	13,401,000	6,970,000	34,343,000	24,770,000
General and administrative	7,910,000	4,034,000	21,395,000	11,732,000
Total operating expenses	21,311,000	11,004,000	108,495,000	36,502,000
Loss from operations	(21,311,000)	(11,004,000)	(108,495,000)	(36,502,000)
Interest income	12,000	32,000	130,000	95,000
Interest expense	(1,172,000)	(537,000)	(3,033,000)	(1,486,000)
Net loss	$(22,471,000)	$(11,509,000)	$(111,398,000)	$(37,893,000)
Other comprehensive (loss) income:
Unrealized net (loss) gain on marketable securities	(50,000)	45,000	(47,000)	14,000
Comprehensive loss	$(22,521,000)	$(11,464,000)	$(111,445,000)	$(37,879,000)
Per share information:
Net loss, basic and diluted	$(0.99)	$(0.62)	$(4.97)	$(2.05)

Basic and diluted weighted average shares outstanding	22,673,000	18,666,000	22,393,000	18,476,000

See accompanying notes

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(111,398,000)	$(37,893,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	724,000	382,000
Amortization of debt discount and issuance cost	647,000	255,000
Depreciation	142,000	196,000
Non-cash in-process research and development	53,029,000	—
Stock-based compensation	9,171,000	4,804,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(344,000)	369,000
Restricted cash	5,062,000	6,297,000
Other assets	(750,000)	—
Accounts payable and other accrued liabilities	1,467,000	435,000
Deferred development funds	(2,147,000)	(8,999,000)
Other liabilities	700,000	1,000
Net cash used in operating activities	(43,697,000)	(34,153,000)
Investing activities
Purchases of marketable securities	(55,947,000)	(32,386,000)
Proceeds from sales of marketable securities	32,868,000	3,000,000
Investment in property and equipment	(1,913,000)	(42,000)
Net cash used in investing activities	(24,992,000)	(29,428,000)
Financing activities
Borrowings on credit facility	—	10,000,000
Repayment of notes payable related to credit facility	(4,353,000)	(1,369,000)
Deferred transaction costs	—	(354,000)
Proceeds from common stock option exercises	1,260,000	1,179,000
Net cash (used in) provided by financing activities	(3,093,000)	9,456,000
Net decrease in cash and cash equivalents	(71,782,000)	(54,125,000)
Cash and cash equivalents at beginning of period	111,518,000	79,311,000
Cash and cash equivalents at end of period	$39,736,000	$25,186,000
Supplemental disclosures
Issuance of common stock to Bayer	$31,429,000	$—
Note payable issued to Bayer at fair value	$21,600,000	$—
Interest expense paid in cash	$623,000	$1,020,000
Issuance of common stock for services rendered	$—	$101,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

2. Summary of Significant Accounting Policies and Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2014 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The accompanying financial information for the three and nine months ended September 30, 2014 and 2013 are unaudited. The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, KYTHERA Holdings Ltd. (“KHL”), a Bermuda corporation.  Intercompany accounts and transactions have been eliminated in consolidation.  These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our condensed consolidated statement of financial position as of September 30, 2014, our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and our condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Cash and Cash Equivalents and Marketable Securities

All highly liquid securities with maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of September 30, 2014 and December 31, 2013, cash and cash equivalents were comprised of funds invested in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the FDIC. The accounts are monitored by management to mitigate the risk.

Investments with maturities of more than 90 days from the date of purchase are classified as marketable securities. Marketable securities are stated at fair value. The Company has classified its entire marketable securities portfolio as available-for-sale securities. Accordingly, any unrealized gain or loss on the investments is reported as a component of accumulated other comprehensive income (loss). The amortized cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity, as applicable. Such amortizations and accretions are included as a component of interest income. The entire marketable securities portfolio is considered available for use in current operations and, accordingly, all such investments are considered current assets although the stated maturity of individual investments may be more than one year beyond the balance sheet date.

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

On a quarterly basis, the Company reviews the available-for-sale securities for other-than-temporary declines in fair value below the amortized cost basis.  This evaluation is based on a number of factors including the length of time and extent to which the fair value has been below the cost basis and any adverse conditions related specifically to the security, including any changes to the credit rating of the security. If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and records the related charge as a reduction of interest income. No impairment charges were recognized for the three and nine months ended September 30, 2014 and 2013.

Property and Equipment

Property and equipment are recorded at historical cost and consist of the following:

	September 30, 2014	December 31, 2013
Cameras	$923,000	$923,000
Computer hardware and electronics	382,000	182,000
Furniture and fixtures	238,000	108,000
Software	9,000	21,000
Leasehold improvements	1,146,000	126,000
Construction in process	321,000	—
	3,019,000	1,360,000
Less accumulated depreciation	(1,154,000)	(1,266,000)
	$1,865,000	$94,000

Except for leasehold improvements discussed below, depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2014, the Company disposed of certain assets totaling $254,000. The disposals consisted primarily of leasehold improvements and furniture and fixtures from the Company’s previously leased facility. These assets were fully depreciated at the date of disposal. The Company had no impairments or disposals during the nine months ended September 30, 2013.

Cameras used in the Company’s clinical trials are fully depreciated as of September 30, 2014 and are being held for disposal.

The $1,146,000 in leasehold improvements as of September 30, 2014 relates to the leasehold improvements constructed at the Company’s newly leased facility. These leasehold improvements were placed into service in August 2014 when the Company began to occupy the newly leased facility and will be depreciated over the three year lease term, which is the shorter of the improvements expected useful lives and the lease term.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company does not enter into any investment transaction for trading or speculative purposes.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the three and nine months ended September 30, 2014 and 2013, the only component of other comprehensive income (loss) are net unrealized gains and losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2014 and 2013.

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

In August 2014, a new standard was issued which will require management to evaluate if there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose it in both annual and interim reporting periods. The new standard will become effective for the Company’s annual filing for the period ending December 31, 2016 and interim periods thereafter, with early adoption permitted. The Company does not believe the adoption of this accounting standard will have a material impact on the Company’s financial statements and related disclosures.

3. Marketable Securities

The Company’s marketable securities held as of September 30, 2014 and December 31, 2013 are summarized below:

Type of security as of September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$2,000	$—	$2,002,000
Corporate debt securities:
Financial	38,788,000	1,000	(21,000)	38,768,000
Industrial	18,678,000	1,000	(16,000)	18,663,000
Other	18,282,000	4,000	(13,000)	18,273,000
Total available-for-sale securities	$77,748,000	$8,000	$(50,000)	$77,706,000

Type of security as of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$3,000	$—	$2,003,000
Corporate debt securities:
Financial	33,192,000	13,000	(5,000)	33,200,000
Industrial	11,081,000	2,000	(3,000)	11,080,000
Other	9,263,000	—	(6,000)	9,257,000
Total available-for-sale securities	$55,536,000	$18,000	$(14,000)	$55,540,000

There were no material realized gains or losses from the sale of marketable securities during the three and nine months ended September 30, 2014 and 2013. All of our available-for-sale investments that were in an unrealized loss position as of September 30, 2014 have been in a continuous unrealized loss position for less than 12 months and had an aggregate fair value of $45,279,000. The unrealized losses related to corporate debt securities, which the Company plans to hold until maturity, and it is more likely than not that the Company will not be required to sell prior to maturity. Due to the limited duration and severity of the loss, as well as the nature of corporate debt securities, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2014.

The maturities of the Company’s marketable securities are as follows:

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$67,143,000	$67,114,000	$33,279,000	$33,293,000
Mature after one year through two years	10,605,000	10,592,000	22,257,000	22,247,000
	$77,748,000	$77,706,000	$55,536,000	$55,540,000

4. Notes Payable

Notes payable consisted of the following:

	September 30, 2014	December 31, 2013
Note payable to Bayer	$21,992,000	$—
Notes payable related to credit facility	7,407,000	11,505,000
	29,399,000	11,505,000
Less current portion	(5,911,000)	(5,526,000)
Notes payable-net of current portion	$23,488,000	$5,979,000

Note Payable to Bayer

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, the Company issued a $51,000,000 unsecured promissory note to Bayer.  The promissory note is subordinated to amounts owed under the Company’s existing credit facility.  Interest is accrued at 5% per annum and is payable on the anniversary date of the note.  The Company has the option of deferring 80% of the accrued interest, adding any unpaid interest to the principal amount. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty.

As the note payable to Bayer bears interest at 5%, which was below the borrowing rate available to the Company at issuance, it was recorded at its fair value of $21,600,000, which is the present value of the future cash flows assuming a borrowing rate of 15%. The difference between face value and fair value of the note was recorded as a discount and is being amortized over the life of the note utilizing the effective interest method. The balance of the note payable at September 30, 2014 is as follows:

September 30, 2014
Face value of note payable to Bayer	$51,000,000
Debt discount at date of issuance	(29,400,000)
Amortization of debt discount	392,000
Note payable to Bayer	$21,992,000

Included in interest expense for the three and nine months ended September 30, 2014 was amortization of the debt discount of $174,000 and $392,000, respectively, and interest expense of $643,000 and $1,446,000,respectively, related to the note payable to Bayer.  The balance of accrued interest expense at September 30, 2014 was $1,446,000 and the balance of the remaining unamortized discount was $29,008,000 at September 30, 2014.

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

On October 1, 2012, the Company drew $5,000,000 and in November 2012, obtained an extension allowing for the draw of the remaining $10,000,000 in $5,000,000 increments by January 31, 2013 and February 28, 2013. On January 31, 2013 the Company drew down an additional $5,000,000 of available funds under its credit facility and on February 28, 2013, the Company drew the remaining $5,000,000.  As of September 30, 2014 and December 31, 2013, $15,000,000 had been drawn.  There was no further borrowing capacity under this facility as of September 30, 2014.

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

Included in interest expense for the three and nine months ended September 30, 2014 and 2013 was amortization of debt issuance costs of $85,000 and $255,000, and $85,000 and $255,000, respectively, and interest expense of $270,000 and $940,000, and $452,000 and $1,231,000, respectively, related to the notes payable. The balance of accrued interest expense at September 30, 2014 and December 31, 2013 was $692,000 and $375,000, respectively. The remaining unamortized debt issuance cost at September 30, 2014 and December 31, 2013 was $481,000 and $736,000, respectively.

5. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows:

September 30, 2014
Common stock awards outstanding	2,980,000
Common stock awards available for grant	1,189,000
Total common shares reserved for future issuance	4,169,000

Stock Awards

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Award Plan (“the 2012 Plan”), which became effective upon completion of the Company’s IPO. The 2012 Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The 2012 Plan is the successor to the Amended and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the 2012 Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. As of September 30, 2014 and December 31, 2013, a total of 4,094,000 and 3,224,000 shares, respectively, were authorized for grant under the Plan.

In September 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan (“the 2014 Plan”), under which up to 900,000 shares are available for grant. The 2014 Plan provides for the granting of nonstatutory stock options, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, stock appreciation rights or other incentive awards or performance share awards to new employees as inducement to enter employment.

Stock options may be granted with exercise prices not less than the fair market value of the Company’s common stock. Under the 2012 Plan, incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock (“a 10% stockholder”) are exercisable up to five years from the date of grant. The 2012 Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Company’s plans expire no later than ten years from the date of grant. Options granted to employees under the Company’s plans vest over periods determined by the board of directors, which generally vest over four years. Additionally, the Company has granted certain performance-based stock option awards and restricted stock units that vest based on the achievement of certain predetermined milestones. Prior to the Company’s IPO, the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation expert. Since the Company’s IPO, the fair market value of its common stock is the closing share price as reported on the NASDAQ Global Select Market on the date of grant.

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

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the three and nine months ended September 30, 2014 and 2013, the Company applied forfeiture rates based on the Company’s historical forfeitures.

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2013	2,273,000	$14.85
Granted	845,000	40.00
Exercised	(219,000)	5.76
Cancelled	(59,000)	25.66
Outstanding at September 30, 2014	2,840,000	$22.81

The Company accounts for stock options issued to nonemployees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

A summary of restricted stock unit activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2013	63,000	$27.16
Granted	93,000	43.58
Vested	(13,000)	22.49
Cancelled	(3,000)	44.02
Outstanding at September 30, 2014	140,000	$38.15

Total equity-based compensation cost recorded in the condensed consolidated statements of operations and comprehensive loss, which includes employee stock-based compensation expense, and the value of options issued to nonemployees and directors for services is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$1,588,000	$1,376,000	$4,596,000	$2,852,000
General and administrative	1,647,000	696,000	4,575,000	1,952,000
	$3,235,000	$2,072,000	$9,171,000	$4,804,000

As of September 30, 2014, there was $25,181,000 of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 2.96 years and $3,054,000 related to restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 1.07 years. For stock option and restricted stock unit awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

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

Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and were recognized as an offset to research and development expenses as the restricted cash was utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $3,570,000 for the nine months ended September 30, 2014 and $3,006,000 and $8,206,000 for the three and nine months ended September 30, 2013, respectively. No amounts were recognized as offsets to research and development expenses for the three months ended September 30, 2014 due to the Company’s purchase of the rights from Bayer. Deferred development funds remaining at the time that the Company purchased the rights to ATX-101 outside of the United States and Canada in March 2014 of $967,000 were no longer considered restricted cash and were deducted from the one-time charge to in-process research and development, reducing the in-process research and development expense recorded in March 2014.

In March 2014, the Company entered into an agreement whereby it acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer.  Under the new agreement, KYTHERA Holdings Ltd., a wholly-owned Bermuda subsidiary of the Company, purchased these rights. As a result of this agreement, Bayer was issued 698,103 shares of the Company’s common stock valued at $33,000,000 based on an average closing stock price of $47.27 over a period set forth in the agreement.  Additionally, the Company issued an unsecured promissory note for $51,000,000, which is subordinated to amounts owed under the Company’s existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123,800,000 upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.  As of September 30, 2014, the achievement of the related sales levels is not considered to be probable.

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

At September 30, 2014 and December 31, 2013, the Company had cash equivalents comprised of money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. These securities are investment grade with maturity dates of two years or less from the balance sheet date.  The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.  There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2014 and 2013.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	Fair Value Measurement at September 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Assets:
Cash equivalents	$33,427,000	$—	$—	$33,427,000
U.S. government agency securities	—	2,002,000	—	2,002,000
Corporate debt securities	—	75,704,000	—	75,704,000
Total	$33,427,000	$77,706,000	$—	$111,133,000

	Fair Value Measurement at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets:
Cash equivalents	$95,537,000	$—	$—	$95,537,000
U.S. government agency securities	—	2,003,000	—	2,003,000
Corporate debt securities	—	53,537,000	—	53,537,000
Total	$95,537,000	$55,540,000	$—	$151,077,000

The Company has notes payable, which are liabilities for which fair value is disclosed as of September 30, 2014 and December 31, 2013. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the Company believes that the carrying value of the notes payable related to the credit facility (Level 2) approximates its fair value at September 30, 2014 and December 31, 2013. At September 30, 2014, the Company had a note payable with Bayer at a below market interest rate of 5%.  The carrying value of the note was calculated assuming a discount rate of 15% based on an analysis to determine the market rate available to the Company for similar debt at issuance.  Based on an analysis of various factors at September 30, 2014, including the Company’s cost of equity, the effective interest rate on the credit facility notes payable, the rate of public company structured debt arrangements for development companies at a similar stage, its subordinated nature, other debt issuance by investment firms to similar companies and management’s judgment, the Company believes that the carrying value of this note payable approximates its fair value.  Since several of the factors analyzed are considered to be unobservable inputs, this is considered to be a Level 3 valuation.

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts.

8. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At September 30, 2014 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of September 30, 2014, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2014 and 2013. The tax years subsequent to and including 2005 remain open to examination by the major taxing jurisdictions to which the Company is subject.

9. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding the effects of options and restricted stock units outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and restricted stock units outstanding during the period calculated in accordance with the treasury stock method. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between weighted average number of shares used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and restricted stock units outstanding, as the impact of such items are anti-dilutive during periods of net loss.  Shares excluded from the calculation, prior to the use of the treasury stock method, unweighted, were 2,980,000 and 2,312,000 at September 30, 2014 and 2013, respectively.

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

Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101 and we have not generated any revenue from product sales. On May 12, 2014, we submitted our New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”), which was accepted for filing by the FDA on July 10, 2014. The NDA will be subject to a standard review with a Prescription Drug User Fee Act (PDUFA) action date of May 13, 2015. The PDUFA date is the goal date for the FDA to complete its review of the NDA. The FDA informed us that the FDA’s division of Dermatology and Dental Products is currently planning to hold an Advisory Committee meeting on the ATX-101 application during the review. We submitted an NDS with Health Canada in August 2014 and a Marketing Authorization Application (“MAA”) to Swiss Medic in October 2014, seeking approval for ATX -101 as an injectable treatment for the reduction of submental fat.  Historically we have funded substantially all of our operations through the sale and issuance of our common and preferred stock, convertible debt, amounts received from U.S. Government grants and pursuant to our collaboration arrangement with Bayer and borrowings under our existing credit facility.

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

We believe the acquisition of these rights is a transformative opportunity for KYTHERA and that we have the right leadership and operational team to shape the future path of ATX-101. We continue to evaluate on a territory-by-territory basis where and how to best maximize the value of ATX-101. As a result of acquiring the rights to develop and commercialize ATX-101 outside of the United States and Canada, we experienced modest increases in our operating expense and cash usage for regulatory costs outside the United States since the acquisition, and these will continue for the remainder of the year.

We have never been profitable and, as of September 30, 2014, we had an accumulated deficit of $283.6 million. We incurred net losses of $22.5 million and $111.4 million, and $11.5 million and $37.9 million for the three and nine months ended September 30, 2014 and 2013, respectively. We expect to continue to incur net operating losses for at least the next few years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We expect to seek additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and possibly internationally, and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Research and Development Expenses

Major components of our research and development costs are personnel costs, including cash and stock-based compensation expense, preclinical studies, clinical trials and related manufacturing, materials and supplies, regulatory affairs activities, building of our medical affairs function and fees paid to consultants and other entities that conduct certain research, development and regulatory activities on our behalf. We expense all research and development costs in the periods in which they are incurred. To date, our research and development expenses have related predominately to the development of ATX-101. In the three and nine months ended September 30, 2014 and 2013 we spent $13.4 million and $34.3 million, and $7.0 million and $24.8 million, respectively, on research and development expenses, excluding in-process research and development. Since inception through September 30, 2014, we have spent approximately $167.5 million on research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses, including in-process research and development. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses will be higher as compared to 2013 as we prepare for potential approval in the United States and in connection with increased personnel to establish medical affairs capability, establish commercial manufacturing and supply chain, NDA preparation and submission, preparation for expected FDA Advisory Committee meeting, and regulatory submissions in other territories throughout the world.

General and Administrative Expenses

Our general and administrative costs primarily consist of personnel costs, including cash and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the three and nine months ended September 30, 2014 and 2013 our general and administrative expenses totaled approximately $7.9 million and $21.4 million, and $4.0 million and $11.7 million, respectively. We expect our general and administrative costs will be higher as compared to 2013 as we increase our headcount, occupy larger facility space, establish commercial and company infrastructure and other activities to support our company growth as we prepare for a potential commercial launch of ATX-101, in the United States and possibly internationally.

Interest Expense

Interest expense relates to the interest on the outstanding balances of the notes payable.  Interest expense increased significantly as compared to 2013 due to the additional interest expense on the note payable to Bayer issued in March 2014.

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

In March 2014, we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. As a result of this agreement, Bayer was issued 698,103 shares of our common stock and we issued a note payable for $51.0 million. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. We accounted for this transaction as an asset acquisition. Since the acquired rights represent acquired in-process research and development with no alternative future uses, we recorded a one-time charge to in-process research and development of $52.8 million as a result of expensing the resulting value assigned to such rights.

Collaboration Development Funds

Additionally, we have received approximately $39.6 million to fund certain further global development activities of ATX-101, which were recorded as restricted cash and deferred development funds and were an offset to research and development expenses as the restricted cash was utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $3.6 million for the nine months ended September 30, 2014, $3.0 million and $8.2 million for the three and nine months ended September 30, 2013, respectively. Deferred development funds remaining at the time that we purchased the rights to ATX-101 outside of the United States and Canada in March 2014 of $1.0 million were no longer considered restricted cash and were deducted from the one-time charge to in-process research and development. As the collaboration arrangement with Bayer was discontinued in March 2014, no amounts were recognized as offsets to research and development expenses during the three months ended September 30, 2014 and we no longer have restricted cash balances related to Bayer.

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

There have been no significant changes in critical accounting policies during the three and nine months ended September 30, 2014, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,401	$6,970	$6,431	92.3%
General and administrative	7,910	4,034	3,876	96.1
Total operating expenses	21,311	11,004	10,307	93.7
Loss from operations	(21,311)	(11,004)	(10,307)	93.7
Interest income	12	32	(20)	(62.5)
Interest expense	(1,172)	(537)	(635)	118.2
Net loss	$(22,471)	$(11,509)	$(10,962)	95.2%

Research and development expenses.  Research and development expenses increased $6.4 million, or 92.3%, from $7.0 million for the three months ended September 30, 2013 to $13.4 million for the three months ended September 30, 2014. There was an increase in headcount and related personnel costs of $1.1 million, including increased stock compensation expense of $0.2 million resulting from an increase in stock option grants as well as an increase in share price and the issuance of restricted stock units, an increase in cost due to lower utilization of deferred development funds of $1.7 million which served to offset research and development expenses under the Bayer collaboration, an increase in manufacturing costs of $2.6 million, and an increase of $0.9 million in external costs in connection with the development and execution of our medical affairs program. The increase in manufacturing costs is related to establishing commercial manufacturing and supply chain capabilities as we prepare for the potential approval of ATX-101, as well as manufacturing drug product to support international regulatory filings. Clinical trial costs are consistent between the quarters as the cost of our previously announced additional trials initiated in 2014 offset the costs for the U.S. and Canadian Phase III pivotal trials in the prior year.

General and administrative expenses.  General and administrative expenses increased by $3.9 million, or 96.1%, from $4.0 million for the three months ended September 30, 2013 to $7.9 million for the three months ended September 30, 2014. The increase is partially due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $1.8 million, including increased stock compensation expense of $0.9 million resulting from an increase in stock option grants, an increase in share price, and the issuance of restricted stock units. The increase is also due to increased external costs of $1.6 million associated with the expansion of company infrastructure and marketing activities in preparation for commercial launch as we prepare for the potential approval of ATX-101.

Interest income.  Interest income for the three months ended September 30, 2014 and 2013 represents interest earned on marketable securities purchased during the year partially offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense for the three months ended September 30, 2014 and 2013 relates to the outstanding balance of the notes payable. The increase is primarily due to interest expense on the note payable to Bayer issued in March 2014.

Comparison of Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
In-process research and development	$52,757	$—	$52,757	*	%
Research and development	34,343	24,770	9,573	38.6
General and administrative	21,395	11,732	9,663	82.4
Total operating expenses	108,495	36,502	71,993	197.2
Loss from operations	(108,495)	(36,502)	(71,993)	197.2
Interest income	130	95	35	36.8
Interest expense	(3,033)	(1,486)	(1,547)	104.1
Net loss	$(111,398)	$(37,893)	$(73,505)	194.0%

* Percentage not meaningful.

In-process research and development.  In-process research and development of $52.8 million for the nine months ended September 30, 2014 represents the one-time charge for acquiring the rights to ATX-101 outside of the United States and Canada from Bayer in March 2014.

Research and development expenses.  Research and development expenses increased $9.6 million, or 38.6%, from $24.8 million for the nine months ended September 30, 2013 to $34.3 million for the nine months ended September 30, 2014. The increase is primarily attributable to higher costs from an increase in headcount and related personnel costs of $4.1 million, including increased stock compensation expense of $1.7 million, an increase in manufacturing costs of $3.1 million due to establishing commercial manufacturing and supply chain capabilities in preparation for commercial launch as we prepare for the potential approval of ATX-101 as well as drug product manufacturing in support of international regulatory filings, an increase in external costs associated with our regulatory filings and preparation for our expected FDA Advisory Committee meeting of $1.7 million, and an increase in external costs of $2.3 million for the development and execution medical affairs program. The increase was partially offset by a decrease in clinical trial costs of approximately $1.3 million due to a decrease in the costs associated with the U.S. and Canadian Phase III pivotal trials offset by the costs of previously announced additional trials initiated during the year.

General and administrative expenses.  General and administrative expenses increased by $9.7 million, or 82.4%, from $11.7 million for the nine months ended September 30, 2013 to $21.4 million for the nine months ended September 30, 2014. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $4.4 million, including increased stock compensation expense of $2.7 million, increased external costs of $2.0 million associated with marketing activities in preparation of commercial launch as we prepare for the potential approval of ATX-101, increased external costs of $1.3 million for the expansion of our information technology infrastructure to support our potential commercial launch of ATX-101, and increased corporate development, accounting, legal, director fees and insurance costs of $1.7 million as a result of the maintaining a growing public company.

Interest income.  Interest income for the nine months ended September 30, 2014 represents interest earned on marketable securities held during the first three quarters of 2014 offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense increased by $1.5 million, or 104.1%, from $1.5 million for the nine months ended September 30, 2013 to $3.0 million for the nine months ended September 30, 2014. The increase is primarily due to the interest expense incurred on the note payable to Bayer issued in March 2014.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $111.4 million and $37.9 million, and used $43.7 million and $34.2 million of cash for our operating activities for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 we had an accumulated deficit of $283.6 million.

As of September 30, 2014, we had working capital of $101.7 million. Historically, we have principally financed our operations through our public offerings, private placements of redeemable convertible preferred stock and convertible debt, amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate ATX-101 and borrowings under our notes payable. In the fourth quarter 2013, we completed a public offering of shares of common stock at an offering price of $45.75 per share and we received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discount and offering related transaction costs.

At September 30, 2014, we had capital resources consisting of cash and cash equivalents and marketable securities of $117.4 million. Our funds are currently invested in money market funds, U.S. government agency securities, corporate debt securities and demand deposit accounts.

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

We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical and regulatory development of ATX-101, preparing and filing foreign regulatory applications, preparations for potential commercial launch of ATX-101, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. We expect to seek additional financing in the future to fund our operations, to expand our commercial organization in anticipation of potential commercial launch of ATX-101, or develop additional product candidates, by selling additional equity, issuing debt or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Our future capital requirements depend on many factors, including:

•                  the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 in the U.S., including the cost of any studies or additional activities that the FDA may require us to complete;

•                  any unexpected results from further analysis of clinical data of our completed clinical trials;

•                  the timing and scope of the investment we make in building our commercial infrastructure and sales force in anticipation of the potential commercial launch of ATX-101 in the U.S.;

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

Notes Payable Related to our Credit Facility

On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse”), which we refer to as our credit facility, which provided access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. As of September 30, 2014 and December 31, 2013, we had drawn $15.0 million, respectively, and no longer have any further borrowing capacity under the credit facility. The credit facility includes various covenants, and we were in compliance with all covenants at September 30, 2014.

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

Summary Statements of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in thousands)
Net cash (used in) provided by
Operating activities	$(43,697)	$(34,153)
Investing activities	(24,992)	(29,428)
Financing activities	(3,093)	9,456
Net decrease in cash and cash equivalents	$(71,782)	$(54,125)

Net cash used in operating activities.  Net cash used in operating activities was $43.7 million for the nine months ended September 30, 2014 and consisted primarily of a net loss of $111.4 million offset by the non-cash in-process research and development charge of $53.0 million and stock-based compensation of $9.2 million. The significant items in the change in operating assets and liabilities include a decrease in deferred development funds of $2.1 million offset by a decrease in restricted cash of $5.1 million and an increase in accounts payable and other accrued liabilities of $1.5 million. The increase in accounts payable and other accrued liabilities is primarily due to the timing of activities related to preparing for potential commercial launch. The decrease in the deferred development funds and restricted cash is due to the completion of obligations under our collaboration agreement with Bayer.

Net cash used in operating activities was $34.2 million for the nine months ended September 30, 2013 and consisted primarily of a net loss of $37.9 million offset by stock based compensation of $4.8 million. The significant items in the change in operating assets and liabilities include a decrease in deferred development funds of $9.0 million offset by a decrease in restricted cash of $6.3 million. The decrease in the deferred development funds and restricted cash was due to the continuing performance of obligations under the collaboration agreement with Bayer during 2013.

Net cash provided by (used in) investing activities.  Net cash used in investing activities for the nine months ended September 30, 2014 was $25.0 million compared to net cash used for investing activities of $29.4 million for the nine months ended September 30, 2013.  Our cash flows related to investing activities are primarily due to purchases and sales of marketable securities. There were $55.9 million of marketable securities purchased and purchases of property and equipment of $1.9 million for the nine months ended September 30, 2014, offset by the proceeds from sales of marketable securities of $32.9 million. There were no material gains or losses on the sale of marketable securities. For the nine months ended September 30, 2013, purchases of marketable securities were $32.4 million, offset by proceeds from sales of marketable securities of $3.0 million.

Net cash (used in) provided by financing activities.  Net cash used in financing activities for the nine months ended September 30, 2014 was $3.1 million and was due to repayment of borrowings under the credit facility of $4.4 million offset by proceeds from common stock option exercises of $1.3 million. Net cash provided by financing activities was $9.5 million for the nine months ended September 30, 2013, and was primarily due to the draw of $10.0 million from the credit facility.

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

Cash and Cash Equivalents and Marketable Securities

As of September 30, 2014, we had cash and cash equivalents and marketable securities of $117.4 million. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At September 30, 2014, our cash and cash equivalents and marketable securities were comprised of funds in cash, money market accounts, U.S. government agency securities and investment grade, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Additionally, we do not expect our operating results or cash flows would be materially affected by a 10% decrease in market interest rates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, for which we completed our U.S. and Canadian Phase III clinical trials and submitted an NDA with the FDA in May 2014. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which one can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2014 and 2013 was approximately $111.4 million and $37.9 million, respectively. As of September 30, 2014 we had an accumulated deficit of $283.6 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on the success of our only product candidate, ATX-101.

To date, we have invested nearly all of our efforts and financial resources in the research and development of ATX-101, which is currently our only product candidate. In particular, we have completed seven Phase I, three Phase II clinical studies, two European Phase III clinical trials, and two U.S. and Canadian Phase III clinical trials and two Phase IIIb studies.

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

•                  any unexpected results from further analysis of clinical data of our completed clinical trials;

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

In May 2014, we filed an NDA with the FDA for ATX-101 on the basis of the results from our pivotal U.S. and Canadian Phase III clinical trials for ATX-101, and our business currently depends entirely on its successful development, regulatory approval and commercialization in the United States.  We submitted an NDS with Health Canada in August 2014 and a Marketing Authorization Application (“MAA”) to Swiss Medic in October 2014, seeking approval for ATX -101 as an injectable treatment for the reduction of submental fat. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize ATX-101. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market ATX-101 in the United States unless and until we receive approval of an NDA from the FDA, and we are not permitted to market ATX-101 in any foreign countries unless and until we receive the requisite approval from the regulatory authorities of such countries.

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our sole product candidate, ATX-101. As of September 30, 2014, we had working capital of $101.7 million and capital resources consisting of cash and cash equivalents and marketable securities of $117.4 million. We have drawn down the full $15.0 million available under our credit facility and no longer have any established future borrowing capacity under that credit facility. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical and regulatory development of ATX-101, preparing and filing foreign regulatory filings, preparations for a potential commercial launch of ATX-101, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 or any future product candidates.

We believe our existing cash and cash equivalents will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•                  the timing of, and costs involved in, obtaining regulatory approval for ATX-101 in the U.S. and other international territories including the cost of any studies or additional activities that the FDA or other regulatory agencies may require us to complete;

•                  any unexpected results from further analysis of clinical data from our completed clinical trials;

•                  the timing and scope of the investment we make in building our commercial infrastructure and sales force in anticipation of the potential commercial launch of ATX-101 in the U.S.;

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

If approved, ATX-101 may also compete with unregulated, unapproved and off-label fat reduction treatments. For example, we are aware that there are entities such as compounding pharmacies and device manufacturers that have manufactured quantities of deoxycholic acid-based formulations, which have been sold as fat reduction treatments without drug approval from the FDA or other foreign governmental regulatory body equivalents. In order to compete successfully in the aesthetics market, we will have to demonstrate that the reduction of submental fat with ATX-101 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies for the reduction of submental fat. There may be other drug or device products currently under development or being considered for development for the treatment of submental or other fat of which we are not currently aware, but which upon approval could compete directly with ATX-101. As an example, we are aware that Neothetics, Inc. (formerly known as Lithera, Inc.), has announced Phase 2b study results for LIPO-202, which is reported to be a physician administered injectable pharmaceutical product being developed for reduction of central abdominal bulging in non-obese patients through the non-ablative, non-surgical fat tissue reduction in specific locations.

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

In addition, a substantial portion of our target physician market is comprised of plastic surgeons who utilize surgical methods for fat reduction. Such physicians may find it more advantageous to utilize surgical techniques to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. Additionally, multiple non-invasive technologies for the reduction of fat or “body-contouring” have received marketing clearance from the FDA. For example, Zeltiq Aesthetics, Inc. has a body-contouring system, CoolSculpting, which utilizes controlled cooling to reduce the temperature of fat cells in the treated area for the selective reduction of fat around the flanks and abdomen.  Zeltiq has announced an intention to pursue FDA clearance in the submentum. Zerona, a laser energy-based product marketed by Erchonia Corporation, and Liposonix, an ultrasound energy-based product marketed by Solta Medical, Inc., have also received FDA marketing clearance. These products may be considered as alternative treatments or therapies.

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

As of September 30, 2014, we had 89 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 in the U.S., Canada and other territories acquired in the March 2014 transaction with Bayer, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

From October 11, 2012, the first day of trading of our common stock, to October 17, 2014, our stock has had low and high closing sales prices in the range of $19.05 to $55.98 per share. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of October 17, 2014, our executive officers, directors, and their respective affiliates beneficially owned approximately 24.5% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that existing stockholders may feel are in their best interest.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of October 17, 2014, we have a total of approximately 22.7 million shares of common stock outstanding.  In addition, as of October 17, 2014, approximately 4.2 million shares of common stock were either subject to outstanding stock awards or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2014.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
4.3	Note Agreement, dated March 7, 2014, by and between KYTHERA Biopharmaceuticals, Inc. and KYTHERA Holdings Ltd.	8-K	3/10/2014	4.1
4.4	Registration Rights Agreement, dated March 7, 2014, by and between KYTHERA Biopharmaceuticals, Inc. and Bayer Consumer Care AG.	8-K	3/10/2014	4.2
10.1#	KYTHERA Biopharmaceuticals, Inc. 2014 Employment Commencement Incentive Plan.	S-8	9/2/2014	99.1
10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Employment Commencement Incentive Plan.	S-8	9/2/2014	99.2
10.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Employment Commencement Incentive Plan.	S-8	9/2/2014	99.3
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).**

					X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

#                      Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYTHERA Biopharmaceuticals, Inc.

November 10, 2014	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)