Form 10-K
period 2014-12-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2015-03-02
CIK 1436304

Use these links to rapidly review the document

PART IV
KYTHERA BIOPHARMACEUTICALS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35663

KYTHERA Biopharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	03-0552903 (I.R.S. Employer Identification No.)
30930 Russell Ranch Road, 3rd Floor Westlake Village, California (Address of Principal Executive Offices)	91362 (Zip Code)

(818) 587-4500
(Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	The NASDAQ Global Select Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2014 (the last business day of the Registrant's most recently completed second quarter) was $674,448,828.

         As of February 23, 2015, the number of outstanding shares of the registrant's common stock, par value $0.00001 per share, was 22,755,124.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.    Business.

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug in late-stage clinical development for the treatment of submental fullness associated with submental fat, which commonly presents as an undesirable "double chin." Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and long-lasting results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the treatment of submental fullness, representing a new product category within the rapidly growing facial aesthetics market.

        In 2013, consumers spent nearly $12.0 billion on 11.0 million physician-administered aesthetic procedures, according to the American Society of Aesthetic Plastic Surgery, or ASAPS. Additionally, ASAPS estimates that from 1997 to 2013, surgical aesthetic procedures increased by more than 89%, and non-surgical procedures increased by 521%, reflecting increasing demand for aesthetic procedures over more than a decade. The primary driver of this procedural growth is the demand for facial injectables, such as botulinum toxins, which increased 15.6% from the prior year, and dermal fillers, which increased 31.5% from the prior year. Injectables overall saw a 21% increase in 2013. While botulinum toxins and dermal fillers have created a market for non-surgical facial rejuvenation of the upper and mid-face as Food and Drug Administration, or FDA, approved injectables, liposuction and other surgical procedures remain the only proven treatment options for submental fat reduction. Although effective at fat reduction, these invasive procedures often involve significant pain, downtime and expense, as well as risks associated with invasive surgery.

        We believe ATX-101 will be an attractive non-surgical solution for the treatment of submental fullness. ATX-101 is a proprietary formulation of a purified synthetic version of deoxycholic acid, a naturally occurring molecule in the body that aids in the breakdown of dietary fat. ATX-101 treatment contours the area under the chin by destroying fat cells while leaving surrounding tissue largely unaffected. Our Phase II and Phase III studies have demonstrated that ATX-101, when injected subcutaneously into the target fat deposit, reduces the localized fat deposit while leaving the surrounding tissue largely unaffected.

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

        We reported positive topline results in September 2013. These trials formed the basis for our ATX-101 New Drug Application, or NDA, which we submitted in May 2014. The Dermatology and Ophthalmic Drugs Advisory Committee of the FDA is scheduled to review KYTHERA's NDA for ATX-101 (deoxycholic acid) for "improvement in the appearance of moderate to severe submental fullness" on March 9, 2015. The NDA will be subject to a standard review and has a Prescription Drug User Fee Act (PDUFA) action date of May 13, 2015. In addition, in August 2014, we filed a New Drug Submission (NDS) to Health Canada seeking approval for ATX-101 (deoxycholic acid), as a potential first-in-class treatment of submental fullness. In October 2014 we submitted a marketing authorization application, or MAA, in Switzerland and in February 2015 we submitted a drug application to Australia's Therapeutic Goods Administration (TGA) for ATX-101 as a potential first-in-class treatment of submental fullness.

        KYTHERA expects to make additional ex-United States regulatory submissions in 2015.

The Aesthetics Market

        Today's culture places significant value on physical appearance, leading to widespread adoption of anti-aging and aesthetic treatments among the U.S. population. The aesthetics market has grown dramatically in the United States, driven by a large population of consumers who are looking to delay signs of aging and improve general appearance. In 2013, consumers spent nearly $12.0 billion on over 11.0 million physician-administered surgical and non-surgical aesthetic procedures in the United States, according to ASAPS. This reflects increasing demand for aesthetic procedures over more than a decade. A strong consumer preference for non-surgical options and the increasing availability of effective alternatives has prompted adoption of non-surgical aesthetic procedures by a broader patient population. These trends have made non-surgical procedures the primary driver of growth in the aesthetic medicine market, accounting for 83.5% of the total number of procedures performed in 2013 in the U.S.

Facial Aesthetics—a Large, Rapidly Growing Market

        Leading the growth in the non-surgical aesthetic market are facial injectables, principally botulinum toxins and dermal fillers, which have solidified their place as the foundation of the aesthetic medicine market. According to Millennium Research Group, Inc., in 2012 an estimated $1.0 billion was spent by clinicians in the United States and Canada on facial injectable drugs, and such spending is expected to grow at a compounded annual growth rate of 12% through 2017, as illustrated in Figure 1 below.

Source: Millennium Research Group, North American Markets for Facial Injectables 2013

        Demand for facial injectable procedures is driven by the considerable importance of the face to overall appearance. Patients seek these procedures to help achieve a rejuvenated appearance and improve facial features while avoiding long recovery periods and the associated risks that may result from surgical procedures. As such, non-surgical injectables attract a significantly broader demographic compared to surgical interventions. ASAPS reports that younger patients are increasingly opting for facial injectable treatments to delay the appearance of lines and wrinkles. In addition, older men are increasingly trying to minimize and delay the signs of aging and are seeking facial injectable treatments, a market that has traditionally been dominated by female patients. In the United States, facial injectable procedures represented 51.6% of all physician-administered aesthetic procedures in 2013, and are the fastest growing segment of the aesthetic medicine market, according to ASAPS.

        According to ASAPS, approximately 7.2 million facial injectable procedures were performed in the United States in 2013. Based on ASAPS reports and other industry sources, we estimate that approximately 2.1 million patients received botulinum toxin and dermal filler procedures in 2013. The number of facial injectable procedures in North America is expected to grow at a compounded annual growth rate of over 12% through 2017, according to industry sources. We believe this projected growth in the facial injectable market will be driven by a number of trends including:

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

        Beyond the United States and Canada, the facial aesthetics market is also growing at a significant rate, with industry sources projecting the European facial injectable market to reach an annual growth rate of nearly 8% by 2017. We believe the long-term aggregate potential of ex-U.S. markets will approximate the North American market.

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

Unmet Need for Injectable Therapy For Double Chin

        Botulinum toxins and dermal fillers have created a market for non-surgical facial rejuvenation of the upper and mid-face. Despite this, undesirable submental fullness, or "double chin," remains an important yet unaddressed aesthetic target for injectable facial treatments. The following graphic depicts the areas of the face in which currently-approved injectable products are used, and highlights the lack of treatments for undesirable submental fullness.

(1)
American Society of Aesthetic Plastic Surgery, ASAPS, 2013

        According to the 2014 American Society for Dermatologic Surgery (ASDS) Consumer Survey on Cosmetic Dermatologic Procedures, 68% of consumers were somewhat to extremely bothered by excess fat under the chin.

        Despite the patient and physician shift in favor of non-surgical and injectable procedures, there are no FDA-approved drugs for the treatment of submental fullness, and liposuction and other surgical procedures remain the only proven treatment options. Although effective at fat reduction, these procedures often involve significant pain, downtime and expense, and involve the risks associated with invasive surgery.

Our Injectable Solution for Submental Fullness

        ATX-101 is an injectable, facial treatment that we are initially developing for treatment of submental fullness. Excess submental fat has been found to impact adversely a patient's self-perception. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive non-surgical solution for the treatment of submental fullness, representing a new product category within the rapidly growing facial aesthetics market, for the following reasons:

  •
  Significant, meaningful and durable results.  Our clinical studies demonstrated a marked reduction in submental fat, which corresponded with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. As is consistent across our U.S. Phase IIb study, our pivotal U.S. and Canadian Phase III trials, and the pivotal European Phase III trials, ATX-101 demonstrated statistically significant reduction of submental fat in all three efficacy measures: patient assessment, physician assessment and objective measures (magnetic resonance imaging, or MRI, in the U.S. and Canadian Phase III trials and Phase IIb study, and calipers in the European Phase III trials). In addition, the results from our U.S. and Canadian Phase III trials and the European Phase III trials demonstrated that treatment with ATX-101 resulted in a statistically significant improvement in patient happiness with the appearance of their "chin fat" and associated self-perception of youthfulness, as well as a reduction in feeling embarrassed, bothered and self-conscious about the appearance of their "chin fat." Further, an interim analysis of our long-term follow-up study monitoring Phase II patients who received ATX-101 treatment and were responders in their predecessor study indicates that 87% sustained or improved their response (defined as ≥ 1 grade change from baseline on the Clinician-Reported Submental Fat Rating Scale, or CR-SMFRS) at four years (n=33). As is consistent with previous findings, no long-term safety concerns were noted in this interim analysis.

  •
  Ready group of target patients.  Our market research surveys indicated that 78% of existing botulinum toxin or dermal filler patients had excess treatable submental fat and that 89% of dermal filler patients were also botulinum toxin patients. Taken together, we believe these results indicate that patients who have undergone, or are currently receiving facial injectable treatments, are highly likely to adopt new, similar procedures. Our market research in 385 patients receiving botulinum toxin or dermal fillers indicated that 61% of such patients were likely to try ATX-101 after reading the product profile. Accordingly, we believe that there is a large, readily addressable market of experienced patients, already in our target physicians' practices, who are likely to adopt an injectable facial treatment for submental fullness to enhance their facial appearance.

  •
  Low barrier to physician adoption.  If approved, we expect ATX-101 to be an easily adopted solution for the treatment of submental fullness. We believe the short treatment sessions and ease of administration should facilitate physician adoption of ATX-101 as a natural complementary therapy for physicians already administering botulinum toxins and dermal fillers. Unlike some aesthetic procedures that require a physician practice to acquire and make space for often expensive and bulky capital equipment, ATX-101 will not require capital equipment. In addition, given the patient self-pay model in aesthetic medicine, physicians receive procedure fees from patients at the time of service and are not exposed to potential reimbursement risks.

  •
  Facilitates physician practice expansion.  We believe ATX-101 will provide dermatologists and plastic surgeons an opportunity to expand the scope and reach of their current aesthetic medicine practices. If approved, ATX-101 for the treatment of submental fullness will be positioned as a naturally complementary procedure for experienced toxin and dermal filler patients, while potentially being an attractive point of entry for new patients that have never received an aesthetic procedure. For example, our market research indicates that men have a significantly higher interest in an injectable solution for submental fat reduction versus other facial injectable treatment options, but according to ASAPS, only comprised 9% of the facial injectable market in 2013. We believe ATX-101 provides an opportunity for dermatologists and plastic surgeons to address a broader patient demographic within the facial aesthetics market while also expanding the scope of treatments they can offer to their patient base.

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

Our Strategy

        In order to achieve our objective of developing first-in-class, non-surgical, prescription products in aesthetic medicine, our near- and long-term strategies include:

Near-term:

  •
  Develop and commercialize ATX-101 in the United States and Canada for the non-surgical treatment of submental fullness. We believe ATX-101 will satisfy a significant unmet need and view it as a beachhead for our entry into the aesthetics market. If we are successful in receiving regulatory approval, we expect to build a sales organization to commercialize ATX-101 in the United States and Canada. We believe this would include establishing a specialty field sales force initially focused on core aesthetic dermatologists and plastic surgeons.

  •
  Maximize the strategic global value of ATX-101.  We will develop our global business model and a long-term global strategy to maximize the value of ATX-101 on a territory-by-territory basis.

  •
  Assess and prioritize future indications for ATX-101.  While we are initially developing ATX-101 for the treatment of submental fullness, we expect to assess future potential treatment indications for ATX-101. Over time we may develop ATX-101 for the reduction of other small, localized fat deposits with high aesthetic value.

Long-term:

  •
  Build KYTHERA into a leading aesthetics company.  We are focused on high-value, self-pay aesthetic products that yield high patient satisfaction. We expect that ATX-101 will serve as a foundation for us to develop a franchise of aesthetic products. We intend to leverage ATX-101 to build KYTHERA into a leading biopharmaceutical company.

  •
  Leverage our biotechnology and aesthetics experience.  We strive to attract, retain and incentivize a unique team with extensive biotech and aesthetic medicine capabilities to create an environment of high achievement. Our management team, with significant biotechnology and aesthetics experience, played a leadership role in securing FDA approval of and successfully commercializing marquee aesthetic products, such as BOTOX® and JUVEDERM®, and in successfully commercializing established biotechnology products such as Aranesp®, NEUPOGEN® and Neulasta®.

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

  •
  Be capital efficient and opportunistically expand our product portfolio.  Our capital deployment decisions are an integral part of executing our strategy. To date, we have advanced ATX-101 through Phase III clinical development by taking a disciplined approach that utilizes a network of clinical research organizations and contract manufacturers. We are focused on differentiated opportunities in aesthetics, and have been disciplined in our evaluation of opportunities to date. We will continue to search for new opportunities and intend to advance only those product candidates that meet our criteria for innovation, novelty and large addressable markets.

  •
  Continue to build a robust and defensible patent portfolio.  Our ATX-101 patent estate consists, on a worldwide basis, of over 100 issued or allowed patents, including foreign counterparts, and over 100 additional pending patent applications. We will continue to aggressively pursue additional patent protection as well as take appropriate measures to obtain and maintain proprietary protection for our innovative technologies.

Our Drug Candidate: ATX-101

        If approved, we believe ATX-101 will be a first-in-class submental contouring injectable drug. We have completed Phase III clinical trials and submitted our NDA, and have made regulatory filings outside the United States, in Canada, Switzerland and Australia. ATX-101 (deoxycholic acid [DCA] injection) is a first-in-class, injectable drug that has been developed for the treatment of submental fullness. It has been observed to be well tolerated in Phase I, II and III studies. Deoxycholic acid has a long track record of safe administration to humans and is a common excipient in the formulation of several marketed drug products.

Mechanism of Action

        ATX-101 is a proprietary formulation of purified synthetic deoxycholic acid (non-animal derived) available as a sterile, ready-to-use injectable drug. When injected subcutaneously, ATX-101 results in focal adipocytolysis (the destruction of fat cells) and a predicted local tissue response resulting in a reduction in submental fat with unchanged or improved skin laxity in most patients.

Nonclinical Program

        Although DCA is a well-characterized endogenous substance, KYTHERA completed a comprehensive panel of nonclinical studies to characterize the toxicity and safety profile of ATX-101, including:

          1)    In vitro and in vivo pharmacology studies (nonclinical efficacy);

          2)    Cardiovascular, respiratory and central nervous system safety pharmacology studies;

          3)    Absorption, distribution and toxicokinetic studies;

          4)    Single-dose through chronic repeat-dose toxicity, reproductive and genetic toxicology studies;

          5)    Synthetic DCA and animal-derived sodium deoxycholate (NaDC) bridging toxicity studies; drug product formulation bridging toxicity studies; and impurity evaluations.

        Overall, the results of the extensive nonclinical program encompassing pharmacologic, pharmacokinetic (PK), and toxicological evaluations support the safe use of ATX-101 at the intended maximum dosage for the treatment of submental fullness.

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

Phase I Clinical Studies

        Seven Phase I studies were conducted in a total of 319 patients and evaluated safety, tolerability, pharmacokinetics and/or histopathology, and cardiac safety study following administration of ATX-101, as described below:

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

        The following table (Figure 2.) summarizes the results from our completed U.S. and Canadian pivotal Phase III trials:

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

  Phase IIa Studies (2007-2008).    The two initial Phase IIa studies were conducted in a total of 155 patients. The first study evaluated various concentrations of ATX-101 administered subcutaneously directly into the submental fat, using a grid pattern of small-volume injections. The exact number of injections was at the discretion of the clinician based on the distribution of submental fat in each particular patient, but could not exceed 10 mL. In a similar manner, the second Phase IIa study utilized a constant concentration of ATX-101 and varied the volume of each injection and the spacing of the grid pattern. In both studies, patients received up to four treatment cycles at 28-day intervals, and agreed to maintain consistent diet and exercise practices throughout the study in order to minimize potential changes in body weight. Principal efficacy measures in these two early studies were the CR-SMFRS and a 7-point patient-reported outcome scale (SSRS), or PRO, assessing satisfaction with appearance of the face and chin. These rating instruments are similar to other rating scales used for approved aesthetic drug products and/or medical devices, such as botulinum toxins and dermal fillers. For both measures, we observed statistically significant improvements in patients treated with ATX-101, particularly patients dosed at 1 or 2 mg/cm2 and, following discussions with various European regulatory authorities, the Phase IIa data were deemed sufficient to inform the design of Bayer's European pivotal Phase III clinical trials.

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

        Across all three Phase II studies, ATX-101 was well tolerated in all dosing regimens. The observed safety profile of ATX-101 is characterized by transient, local injection site reactions of typically mild to moderate severity. Pain was the most common injection site reaction, followed by numbness, bruising, swelling, induration and redness. Less frequently, itching, nodules and tingling were reported. Most of the injection site reactions resolved within the 28-day treatment interval, with some cases extending beyond the treatment interval gradually diminishing over the treatment period. Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifests as an asymmetric smile, were reported.

  Long-Term Phase II Follow-Up Study.    In an effort to assess long-term safety and duration of treatment effects, we are conducting an ongoing observational study to capture up to five years of long-term follow-up data on a subset of patients who completed Phase II studies of ATX-101 for submental fat reduction. An interim analysis of patients who received ATX-101 and were responders in their predecessor Phase II study was conducted. At the longest follow-up timepoint with available data (ongoing Study 12), 4 years after treatment in the early Phase 2 studies, 1-grade

  CR-SMFRS responses were observed to have been maintained in 29 of the 33 responders (87.9%) who attended the 4-year visit. As is consistent with previous findings at the two-year mark, no long-term safety concerns were noted in this interim analysis.

Summary of Regulatory Endpoints

        The table (Figure 3) below summarizes the regulatory endpoints developed during the Phase II studies and used in the Phase III clinical trials to measure ATX-101 performance. These patient and physician scales are similar to other rating scales used for approved aesthetic drug products and medical devices, such as botulinum toxins and dermal fillers, and the CR-SMFRS, PR-SMFRS and PR-SMFIS were validated using scientific principles and process recommendations per the FDA's Patient Reported Outcome Guidance (FDA, 2009) in an effort to ensure reliability, construct validity and sensitivity to change over time.

Figure 3. Summary of Phase III Regulatory Endpoints

European Pivotal Phase III Clinical Trials, (Trial ATX-101-10-16 and Trial ATX-101-17) (2010-2012)

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

        Both trials met the pre-specified primary endpoints by demonstrating statistically significant reduction of moderate to severe submental fat, for both the 1 and 2 mg/cm2 doses compared to placebo, as assessed by: percentage of patients with at least a 1-point improvement on the 5-point Clinician-Reported Submental Fat Rating Scale, or CR-SMFRS and percentage of patients expressing satisfaction with their appearance in association with their face and chin as measured by a rating of 4 or higher on the 7-point Subject Self Rating Scale, or SSRS.

        In addition, treatment with ATX-101 resulted in dose-dependent, statistically significant improvements in a number of secondary outcomes measured by: the 5-point Patient-Reported Submental Fat Rating Scale, or PR-SMFRS, caliper measurements of the submental area and patients' self-perception related to the appearance of their submental fat as measured by the Patient-Reported Submental Fat Impact Scale, or PR-SMFIS. Treated patients reported statistically significant increases in happiness with the appearance of their "chin fat" and associated self-perceptions of youthfulness and looking less overweight. The patients also reported feeling less embarrassed, bothered and self-conscious about the appearance of their "chin fat." Patients also reported a statistically significant difference in overall satisfaction with treatment as compared to placebo.

        In these trials, the observed safety profile of ATX-101 was characterized by transient, local injection site reactions of predominately mild to moderate severity. Pain was the most common injection site reaction, followed by swelling, bruising, numbness, redness and induration. Less frequently, itching, tingling and nodules were reported. Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifests as an asymmetric smile, were reported.

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

        To better understand treatment outcomes, secondary endpoints measured patients' self-perception related to the appearance of their submental fat as measured by the Patient-Reported Submental Fat Impact Scale, or PR-SMFIS, including treatment related impacts in patients' happiness with the appearance of their "chin fat" as well as associated self-perceptions of youthfulness, looking overweight, or feeling embarrassed, bothered or self-conscious about the appearance of their "chin fat." In addition, these trials measured the change in submental volume using MRI in a subset of approximately 400 patients at selected centers. We completed enrollment in these trials in August 2012 and reported positive topline results in September 2013. These trials form the basis for our NDA for approval of ATX-101 for the treatment of moderate to severe submental fat.

  Trial ATX-101-11-22 (REFINE-1) and Trial ATX-101-11-23 (REFINE-2).

        Pivotal Phase III Studies 22 and 23 each met their co-primary efficacy endpoints: the 1-grade composite SMFRS response rate (ie, proportion of patients with at least 1-grade simultaneous improvement on both the CR-SMFRS and the PR-SMFRS) and 2-grade composite SMFRS response rate (ie, proportion of patients with at least 2-grade simultaneous improvement in both the CR-SMFRS and the PR-SMFRS) at 12 weeks after last treatment, as summarized in Figure 4 below.

Figure 4: Co-primary Efficacy Results—Pivotal Studies 22 and 23

ATX-101 = deoxycholic acid injection; SMFRS = Submental Fat Rating Scale.

Note: Results shown are for protocol-specified co-primary analyses based on intent-to-treat (ITT) datasets consisting of all randomized patients.
Source: Table 1, Section 2.5 of NDA 206333

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

  Secondary Efficacy Endpoints

  •
  Additionally, an assessment of the trials' first secondary endpoint showed 46.3% of REFINE-1 and 40.2% of REFINE-2 patients achieved a predefined, statistically significant reduction in the volume of their submental region vs. 5.3% and 5.2% for placebo, respectively (both p<0.001), as measured by MRI (Figure 28).

  •
  Subjects also rated the visual and psychological impacts of submental fat using the Patient-Reported Submental Fat Impact Scale (PR-SMFIS), which assessed whether they perceived themselves to be happier, less bothered, less self-conscious, less embarrassed, younger or less overweight after treatment with ATX-101. Statistical significance was achieved for the change from baseline in PR-SMFIS with 3.61 vs. 1.10 for REFINE-1 (Figure 30), and 3.44 vs. 1.46, for ATX-101 (2mg/cm2) and placebo for REFINE-2 (p<0.001 for both). Each individual component within the PR-SMFIS also demonstrated statistical significance vs. placebo in both trials (p<0.001 for all PR-SMFIS measures).

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

        Additionally, there were no treatment-related serious adverse events. The most common adverse events, which were predominantly mild to moderate, were bruising, pain, numbness, edema, and swelling (Figure 11). Most AEs were mild or moderate in severity (98% of events in ATX-101 patients; 99% of events in placebo patients), and typically required no action to be taken for the event to resolve

(88% of events in ATX-101 patients; 85% of events in placebo patients). Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifest as an asymmetric smile, were reported. 1.6% of subjects discontinued the trial due to adverse events.

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

Figure 5. U.S. and Canadian Phase III Trials, ATX-101-11-22 (REFINE-1), Percent of Patients with at least a 1-Grade Improvement in Clinician and Patient Rating Scales, CR- SMFRS/PR-SMFRS, at Week 32 by Treatment Group

        All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 6. U.S. and Canadian Phase III Trials, ATX-101-11-23 (REFINE-2), Percent of Patients with at least a 1-Grade Improvement in Clinician and Patient Rating Scales, CR- SMFRS/PR-SMFRS, at Week 32 by Treatment Group

        All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 7. U.S. and Canadian Phase III Trials, ATX-101-11-22 and ATX-101-11-23, Percent of Patients with at least a 2-Grade Improvement in Clinician and Patient Rating Scales Composite, CR-SMFRS/PR-SMFRS, at Week 32 by Treatment Group

        All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 8. U.S. and Canadian Phase III Trials, ATX-101-11-22 and ATX-101-11-23, Percent of Patients with MRI Volume Threshold Change, at Week 32 by Treatment Group

        Per protocol, Magnetic Resonance Imaging ("MRI") were planned for approximately 200 subjects per study

        All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 9. U.S. and Canadian Phase III Trials, ATX-101-11-22 and ATX-101-11-23, Percent of Patients Treated with ATX-101 Expressing Satisfaction with Treatment, at Week 32 by Treatment Group

        All statistical comparisons are ATX-101 vs. placebo, ITT population with multiple imputation

Figure 10. U.S. and Canadian Phase III Trials, ATX-101-11-22 (REFINE-1), Patient Reported Improvements in Visual and Psychological Impact of Chin Fat

  REFINE-1 (ATX-101-11-22) ITT population, week 32
  PR-SMFIS is an 11-point patient scale that rates visual and psychological impacts of SMF

Figure 11. U.S. and Canadian Phase III Trials, Incidence of Common Injection Site Reactions, Pooled Pivotal Studies 22 and 23

        Rare instances of transient facial nerve or muscle impairment (neuropraxia), which typically manifests as an asymmetric smile, were reported. In the pivotal studies, neuropraxia occurred in 0.9% of ATX-101 treatments, as shown in figure 12 below. In the broader safety population of all SMF studies in the development program, neuropraxia occurred in 0.7% of ATX-101 treatments. Most events were mild or moderate in severity and events were temporary and recovered/resolved without sequelae.

Figure 12: Rate of Occurrence of Neuropraxia on All SMF Studies and Pivotal Studies by ATX-101 Patients vs. Placebo Patients

	Rate Per Treatment		Rate Per Patient
	ATX-101	Placebo	ATX-101	Placebo
All SMF Studies	0.7%	0.1%	2.9%	0.3%
Pivotal Studies	0.9%	0.1%	4.3%	0.4%

        Representative before/after photographs of seven Phase III patients are shown in Figures 13, 14, 15, 16, 17, 18 and 19.

Figure 13. U.S. and Canadian Phase III, 26-year-old female

        This 26-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on the clinician-rated scale (CR- SMFRS) and a grade 3 (severe) on the patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 2-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 14. U.S. and Canadian Phase III, 34-year-old male

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

Figure 15. U.S. and Canadian Phase III, 35-year-old female

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

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 16. U.S. and Canadian Phase III, 45-year-old female

        This 45-year-old female entered the Phase III trial with her baseline submental fat rated as grade 3 (severe) on the clinician-rated scale (CR- SMFRS) and a grade 2 (moderate) on the patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 1-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 17. U.S. and Canadian Phase III, 55-year-old female

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

Figure 18. U.S. and Canadian Phase III, 65-year-old female

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

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Figure 19. U.S. and Canadian Phase III, 40-year-old female

        This 40-year-old female entered the Phase III trial with her baseline submental fat rated as grade 2 (moderate) on the clinician-rated scale (CR- SMFRS) and grade 3 (severe) on the patient-rated scale (PR-SMFRS). By the end of study at week 32, she achieved a 0-grade reduction in submental fat according to the CR-SMFRS/PR-SMFRS composite.

*
Satisfaction based on Subject Self-Rating Scale (SSRS); Laxity based on Submental Skin Laxity Grading Scale (SMSLG)

Other Clinical Studies

        In addition, we have initiated further clinical studies of ATX-101 such as studies assessing safety in patients with submental fat grades 1 (mild) and 4 (extreme), in patients over age 65 and an additional long-term follow-up study from our U.S. and Canadian Phase III trials. Completion of these clinical studies was not required for our NDA submission of ATX-101.

        As noted above, a Phase I/II study was conducted in a total of 78 patients to evaluate the potential of ATX-101 as a treatment for superficial lipomas. In these studies, ATX-101 was administered directly into the lipomas by intralipomal injection, and the observed safety profile was similar to that seen in submental fat studies. Adverse effects typically consisted of mild- to-moderate local injection site reactions. While the specific adverse events were similar to those seen in our submental fat studies, the occurrence of local skin ulcerations above the lipomas of four patients appeared to be a notable difference. These occurred at higher doses (average = 7.5 mg/cm2) than are currently being tested and were believed to be due to reflux of excess ATX-101 from encapsulated lipomas.

Sales and Marketing

        We currently are building our sales and marketing capabilities. We have retained all commercial rights to ATX-101. If ATX-101 is approved by the FDA, we expect to access the market through a focused, specialized sales force in the United States and Canada. We currently plan to hire 8 regional managers and 73 sales reps in 2015.

Core Physicians

        If approved for sale, we will focus our initial marketing of ATX-101 on those core dermatologists, plastic surgeons and facial plastic surgeons we identify as having substantial experience in performing facial injectable procedures. While plastic surgery specialties currently have tools, such as liposuction, for submental fat reduction, ATX-101, if approved as of today, would represent a significant opportunity to expand the number of potential patients. For the dermatologist community, ATX-101, if approved, will provide the only approved non-surgical tool for the treatment of submental fullness. In the United States, we plan to initially market to the top 3,000 high-value facial injectable accounts. We plan to engage and train physicians through a training-led launch, which will include on-demand learning, educational congresses, small group trainings and live webinars.

Patient Marketing

        Our research indicates that the potential for ATX-101 to provide meaningful changes to lower facial appearance will interest both injectable "experienced" and injectable "naive" patients (i.e., patients that have not received injectable toxins or fillers). According to ASAPS, in 2013 there were an estimated 4.1 million cosmetic botulinum toxin procedures and 1.8 million dermal filler procedures performed in the United States and Canada, all of which were for aesthetic purposes. The likely early adopters of ATX-101 will be injectable experienced patients, however, we also plan to market to injectable-naive patients, as we believe ATX-101 provides a solution for a commonly desired aesthetic improvement. In 2013, women comprised approximately 90% of the injectable procedures market; however, our internal market research indicates that men have a significantly higher interest in an injectable solution for reducing submental fat than other facial injectable treatments.

Competition

        The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. Demand for ATX-101 could be limited by the treatments, products and technologies offered now or in the future. We are seeking regulatory approval of ATX-101 for the treatment of submental fullness. While we do not believe there are any other injectable treatments approved as drugs by the FDA or equivalent foreign regulatory agencies designed specifically for this indication, we anticipate that ATX-101, if approved, will face significant competition from surgical alternatives for submental fat reduction and other medical device technologies designed for the reduction of fat.

Surgical Submental Fat Reduction Market

        Liposuction and neck surgical procedures remain the primary treatment options for submental fat reduction. While we believe that most patients seeking facial aesthetics prefer non-surgical modalities, we do expect that ATX-101 may compete indirectly with liposuction for physician preference and resources.

FDA Cleared Devices for Fat Reduction

        The FDA has cleared several medical devices for fat reduction. Although at this time none of these devices have been approved for the treatment of submental fat, there is the possibility that these devices could develop alternative application methods to accommodate use on the submental region. In addition, we may in the future face competition from new and emerging technologies.

Aesthetic Medicine Market Competition

        Injectable botulinum toxins and dermal fillers dominate the aesthetic medicine market for facial rejuvenation. We believe ATX-101 will be a complementary procedure to these existing facial injectables.

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

Los Angeles Biomedical Research Institute

        In August 2005, we entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which we obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to ATX-101. Our exclusive license requires us to pay LA Biomed a milestone payment of $0.5 million upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to an aggregate of $5.0 million. In August 2010 and May 2012, we incurred non-royalty sublicense fees of $2.0 million and $1.6 million, respectively, in connection with the license fee paid by Bayer upon execution of the license agreement, and receipt of the $15.8 million contingent event- based payment triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. Upon receipt of these non- royalty sublicense fees, we initially paid a total of $0.7 million, with the remaining amount of $2.8 million satisfied subsequent to the initial public offering of which 50% was satisfied with shares of our common stock, and 50% in cash.

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

Drug Substance

        Our current drug substance supply chain involves contractors used for manufacturing and testing of key raw materials, regulatory starting material, and synthetic deoxycholate, which is the drug substance in ATX-101.

        We currently have an exclusive supply agreement with Pfizer, Inc. as the single-source supplier of a key raw material used in manufacture of the regulatory starting material. We are not required to purchase any minimum or specific quantities from Pfizer and Pfizer cannot sell the key raw material to any other party for the manufacturing of bile acids and bile acid derivatives. However, under current terms, any purchase of this key raw starting material must be made from Pfizer. Our agreement also contains customary commercial terms for forecasting, payment, pricing, ordering, compliance, quality and indemnification. Our agreement with Pfizer expires in December 2016.

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

        We currently have a non-exclusive supply agreement with Cambridge Major Laboratories, Inc., or CML for supply of synthetic deoxycholate. The agreement with CML contains customary commercial terms for drug substance supply regarding forecasting, payment, pricing, ordering, current good manufacturing practices, compliance, quality and indemnification. The term of the agreement runs through the fifth anniversary of final FDA approval of ATX-101. Our agreement with CML expires in May 2020.

        We believe our current ATX-101 drug substance contractors have the scale, the systems and the experience to supply all clinical and commercial supply requirements. To ensure continuity in our supply chain, we plan to hold adequate inventory at each stage of manufacturing and establish supply arrangements with alternative suppliers as needed.

        The process to manufacture the drug substance is being validated at a scale we believe will be sufficient for commercial launch in all territories. Our process uses common synthetic chemistry and readily available materials. We have established an ongoing program to identify possible process changes to improve purity, yield, manufacturability, etc., and process changes will be implemented as warranted and appropriate. The drug substance has historically shown stability adequate to support commercial operations.

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

Drug Product

        ATX-101 drug product is a terminally sterilized liquid parenteral formulation for injection. Drug product manufacturing uses common processes and readily available materials. Changes to the drug product over the course of development have been relatively minor and have included changes in buffer and salt concentration. The formulation used in U.S. Phase III trials is the formulation anticipated for commercial launch in the United States and Canada. In countries outside the United States and Canada and depending on the local regulations, we may choose to commercialize the formulation used for U.S. and Canadian Phase III trials, or we may choose to commercialize the formulation used in the European Phase III trials.

        The formulation used in the U.S. and Canadian Phase III trials differs slightly from the formulation used in European Phase III trials; the U.S. Phase III trials tested a single strength that contained benzyl alcohol as a preservative. The European trials tested two strengths without benzyl alcohol. Both formulations have historically shown product stability at room temperature adequate to support commercial operations and stability studies are ongoing.

        In November 2010, we entered into a long-term agreement with Hospira, Inc. as our drug product fill/finish supplier for the United States and Canada. In December 2014, the agreement was amended to expand the scope to include Europe, Switzerland, Australia, and New Zealand. Our drug product is manufactured at the Hospira facility located in McPherson, Kansas. The initial term of our agreement expires five years after the first day of the month after our first bona fide sale of ATX-101 to a non-affiliate customer, and may be extended for additional and successive two-year terms. The agreement may be terminated prior to expiration by either party upon 24 months' written notice. The agreement may also be terminated by either party upon 60 days' written notice of an uncured material breach, the bankruptcy or insolvency of the other party or upon notice if the other party is unable to perform for 180 days due to a force majeure. If ATX-101 is approved, Hospira has the right to be our sole provider of drug product for the United States and Canada for a period of three years following commercialization, and, following the completion of the third year, the right to provide no less than seventy-five percent of our total annual requirement of drug product for the remaining term of the contract. We believe Hospira has the scale, systems and experience to supply ATX-101 drug product for clinical needs and long-term commercial demand.

Distribution

        In January 2015, we entered into a three year distribution services agreement with Besse Medical for the distribution of ATX-101 in the United States, with consecutive automatic extensions of one year unless either party provides written notice of intent not to renew the agreement within 180 days. We expect that Besse Medical will be the exclusive reseller of the product in the United States, subject to our ability to sell directly to healthcare providers. We intend to sell ATX-101 to Besse at a fixed price, subject to certain adjustments and cost-sharing provisions.

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

        Our patent estate, on a worldwide basis, includes over 100 issued or allowed patents and over 100 pending patent applications with claims relating to our current clinical stage drug candidate, ATX-101, which contains synthetic deoxycholate. The issued patents include 14 patents issued by the U.S. Patent and Trademark Office, or U.S. PTO:

Coverage	Patent number	Expiration
Method of Use	7,622,130	12/10/2027
Method of Use	7,754,230	12/10/2027
Method of Use	8,298,556	08/03/2025
Method of Use	8,846,066	12/10/2027
Synthetic DCA	8,242,294	05/16/2028
Synthetic DCA	8,883,770	05/16/2028
Synthetic DCA (Method of Manufacturing)	7,902,387	12/21/2028
Synthetic DCA (Method of Manufacturing)	7,994,351	05/16/2028
Synthetic DCA (Method of Manufacturing)	8,362,285	05/16/2028
Synthetic DCA (Method of Manufacturing)	8,367,852	05/16/2028
Formulation	8,546,367	05/16/2028
Formulation	8,461,140	05/16/2028
Formulation	8,101,593	03/02/2030
Formulation	8,653,058	03/02/2030
Formulation	8,367,649	03/02/2030

        European Patent Coverage

        There are two European patents that were granted by the European Patent Office, or EPO, in 2011, both of which relate to Method of Use, or MOU, (EP1758590, which expires on February 8, 2025, and EP1748780, which expires on May 19, 2025), which resulted in counterparts in the major markets of Europe. A European patent was granted by the European Patent Office, or EPO, in 2014 (EP2561876), which relates to the formulation of ATX-101, counterparts are in force throughout Europe.

        Rest of World (ROW) Patent Coverage

        We also have patents issued in a number of other jurisdictions related to the patents described above. The chart below describes patents related to the various categories (MOU, Synthetic DCA, Methods of Manufacture (MOM), and Formulation) as summarized below:

Country	Method of use	Method of manufacture	Synthetic DCA	Formulation
Armenia		X	X
Australia	X	X	X
Azerbaijan		X	X
Belarus		X	X
Canada	X	X	X
Hong Kong	X	X
Israel	X
Japan	X
Korea, Republic Of	X
Kazakhstan		X	X
Kyrgyzstan		X	X
Mexico	X
Moldova, Republic Of		X	X
New Zealand		X	X
Philippines
Russian Federation		X	X
South Africa		X	X
Tajikistan		X	X
Turkmenistan		X	X
Uzbekistan		X	X

        In the rest of the world:

  •
  Method of Use patents will expire in the 2025-2027 timeframe;

  •
  Synthetic DCA patents will expire in about 2030;

  •
  Methods of manufacture patents will expire in the 2028-2030 timeframe; and

  •
  Formulation patents will expire in 2028-2031.

        Some patents listed above may be eligible for term extension (or the equivalent) in some jurisdictions.

        Deoxycholate is a naturally occurring substance and in its natural form may not be not eligible for composition-of-matter patent protection in certain jurisdictions. While we believe that Method of Use, or MOU, manufacturing and formulation patents are more relevant to protecting our competitive position in the aesthetics market in particular, we have developed a synthetic form of deoxycholate, which we believe is eligible for composition-of-matter patent protection and we have composition-of-matter patent applications with respect to this synthetic form currently pending with the in major markets.

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

        In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of pending patent applications. Patent applications in the United States which are foreign filed or for which publication is requested are published after 18 months from the priority date as are any foreign applications. Certain applications in the United States which are not foreign filed and for which a request for non- publication has been made will not be published until granted. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to drugs similar to ATX-101 and any future drugs, discoveries or technologies we might develop may have already been filed by others without our knowledge.

Other Research and Development Programs

KYTH-105 (Setipiprant)

        In February 2015, we entered into separate license agreements with Actelion Pharmaceuticals Ltd. ("Actelion") and the Trustees of the University of Pennsylvania ("University of Pennsylvania") for a novel approach for the treatment of hair loss. Setipiprant is a selective oral antagonist to the prostaglandin D2 (PGD2) receptor. The elevation of PGD2 levels in certain regions of the male scalp is associated with hair loss in those regions. In early research studies, PGD2 inhibitors were found to extend the anagen (growth) phase of the hair cycle, thereby promoting the growth of hair.

        We plan to conduct a human proof-of-concept study to establish the efficacy of setipiprant in male subjects with androgenic alopecia (AGA).

        To date, our research and development has focused predominantly on the development of ATX-101 for the treatment of submental fullness. However, we have initiated and terminated other development programs in the aesthetic field. Currently, we are working on several additional research programs, from which additional drug candidates may be identified in the future. The most advanced program centers around therapeutic intervention for hair loss. We maintain an active research interest in hair and fat biology, pigmentation modulation and facial contouring. In addition, we expect to assess future potential treatment indications for ATX-101 with high aesthetic value.

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

Employees

        As of December 31, 2014, we had 106 full-time employees, including a total of 23 employees with M.D. or Ph.D. degrees. Within our workforce, 70 employees are engaged in research and development and 36 in marketing, business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Additional Information

        We view our operations and measure our business as one reportable segment operating primarily in the United States. Additional information required by this item is incorporated herein by reference to Part I Item 6, "Selected Financial Data."

        We were originally incorporated in Delaware in June 2004 under the name Dermion, Inc. We commenced operations in August 2005 and later changed our name to AESTHERx, Inc. In July 2006, we changed our name to KYTHERA Biopharmaceuticals, Inc. We completed our initial public offering of our common stock in October 2012. Our mailing address and executive offices are located at 30930 Russell Ranch Road, 3rd Floor, Westlake Village, California, 91362 and our telephone number at that address is (818) 587-4500. We maintain an Internet website at the following address: www.kytherabiopharma.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

        We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product candidate, ATX-101, for which we completed our U.S. and Canadian Phase III clinical trials and submitted an NDA with the FDA in May 2014. We are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which one can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2014 and 2013 was approximately $135.6 million and $51.9 million, respectively. As of December 31, 2014, we had an accumulated deficit of $307.8 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, ATX-101, and begin to commercialize ATX-101. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

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

        Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of ATX-101 and the development of any future product candidates. The clinical and commercial success of ATX-101 will depend on a number of factors, including the following:

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

        In May 2014, we filed an NDA with the FDA for ATX-101 on the basis of the results from our pivotal U.S. and Canadian Phase III clinical trials, and our business currently depends entirely on its successful regulatory approval and commercialization in the United States. We submitted a New Drug Application ("NDS") with Health Canada in August 2014, a Marketing Authorization Application ("MAA") to Swissmedic in October 2014, and a drug application with Australia's Therapeutic Goods Administration ("TGA"), seeking approval for ATX -101 as an injectable treatment for the treatment of submental fullness. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize ATX-101. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market ATX-101 in the United States unless and until we receive approval of an NDA from the FDA, and we are not permitted to market ATX-101 in any foreign countries unless and until we receive the requisite approval from the regulatory authorities of such countries.

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

We have only recently begun building an infrastructure to support a commercial organization and we do not currently have a sales organization sufficient to support a commercial launch of ATX-101, if approved. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell ATX-101 or any future product candidates effectively, if approved, or generate product revenue.

        We have only recently begun building an infrastructure to support a commercial organization and we do not currently have a sales organization sufficient to support a commercial launch of ATX-101, if approved. In order to commercialize ATX-101, we must build our marketing, sales, distribution, management and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If ATX-101 receives regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive, require substantial additional capital and be time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize ATX-101. If we are not successful in commercializing ATX-101 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers or are in breach of non-competition or non-solicitation agreements.

        Many of our employees were previously employed at other pharmaceutical or medical device companies, including other companies in the aesthetic medicine space, in some cases until recently. Similarly, we may hire additional employees from these companies. In the future, we could be subject to claims that we or our current or future employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers. In addition, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may be enjoined from selling our product candidates (if approved by FDA), lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

        Since our inception, most of our resources have been dedicated to the preclinical and clinical development of ATX-101. As of December 31, 2014, we had working capital of $80.5 million and capital resources consisting of cash and cash equivalents and marketable securities of $99.7 million. We have drawn down the full $15.0 million available under our credit facility and no longer have any established future borrowing capacity under that credit facility. We believe that we will continue to expend substantial resources for the foreseeable future on preparations for a potential commercial launch of ATX-101, the completion of clinical and regulatory development of ATX-101, preparing and filing foreign regulatory filings and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 or any future product candidates. We expect to seek additional financing in the future to fund our operations, to expand our commercial organization in anticipation of potential commercial launch of ATX-101, and to develop additional product candidates, by selling additional equity, issuing debt or convertible debt securities that may result in dilution to our stockholders.

        We believe our existing cash and cash equivalents will allow us to fund our operations through at least the next 12 months. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

  •
  the scope, progress, results and costs of researching and developing ATX-101 or any future product candidates, including pursuant to our license agreement with Actelion and the University of Pennsylvania, and conducting preclinical and clinical trials;

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

        The aesthetic product market, and the facial aesthetics market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of ATX-101 for the treatment of submental fullness. A substantial portion of our target physician market is comprised of plastic surgeons and some dermatologists who utilize liposuction and other procedures for fat reduction. Such physicians may find it more advantageous to utilize these surgical and non-surgical procedures to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. In addition, we expect that ATX-101, if approved, will compete with new and existing therapies for the treatment of localized fat, including, liposuction and other procedures, as well as other technologies aimed at fat reduction, including laser energy-based and ultrasound energy-based products. We believe that some of these products have been or may be marketed and used for the reduction of submental fat even though they have not been approved for that purpose.

        If approved, ATX-101 may also compete with unregulated, unapproved and off-label fat reduction treatments. For example, we are aware that there are entities such as compounding pharmacies and device manufacturers that have manufactured quantities of deoxycholic acid-based formulations, which have been sold as fat reduction treatments without drug approval from the FDA or other foreign governmental regulatory body equivalents. In order to compete successfully in the aesthetics market, we will have to demonstrate that the treatment of submental fullness with ATX-101 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies for the reduction of submental fat. There may be other drug or device products currently under development or being considered for development for the treatment of submental or other fat of which we are not currently aware, but which upon approval could compete directly with ATX-101. As an example, we are aware that Neothetics, Inc. (formerly known as Lithera, Inc.), has announced Phase 2b study results for LIPO-202, which is reported to be a physician administered injectable pharmaceutical product being developed for reduction of central abdominal bulging in non-obese patients through the non-ablative, non-surgical fat tissue reduction in specific locations.

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

        The commercial success of ATX-101, if approved, will depend significantly on the broad adoption and use of ATX-101 by physicians for the treatment of submental fullness. Physician adoption of ATX-101 for the treatment of submental fullness, if approved, will depend on a number of factors, including:

  •
  the safety and effectiveness of ATX-101 for the treatment of submental fullness as compared to alternative treatments or procedures;

  •
  physician willingness to adopt a new therapy to treat submental fullness;

  •
  patient compliance with the treatment regimen;

  •
  overcoming any biases plastic surgeons may have toward surgical procedures for submental fat reduction;

  •
  patient satisfaction with the results and administration of ATX-101;

  •
  patient demand for treatment of submental fullness;

  •
  the revenue and profitability that ATX-101 will offer a physician as compared to alternative treatments or procedures; and

  •
  the difficulty of administering ATX-101 and any potential side effects of the administration and/or use of ATX-101.

        If ATX-101 is approved for use and physicians do not broadly adopt it for the treatment of submental fullness, our financial performance will be adversely affected.

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

        We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have entered into an exclusive agreement with Pfizer, Inc., or Pfizer, for the supply of a key raw material to manufacture synthetic deoxycholate. We currently obtain our supply of synthetic deoxycholate from Albany Molecular Research, Inc., or AMRI, and Cambridge Major Laboratories, Inc., or CML. We currently have a long-term agreement with Hospira, Inc., or Hospira, our fill/finish supplier; we have plans to qualify an additional fill/finish supplier, but failure by Hospira to supply drug product will have an adverse effect on market supply and operating results. Our supply agreements, if any, cannot however guarantee that a contract manufacturer or supplier will provide services adequate for our needs. For example, a supplier or manufacturer may go bankrupt or be acquired, and consequently be unable or unwilling to provide us with manufacturing or supply. In February 2015 Pfizer announced that it would acquire Hospira. If a contract manufacturer/supplier becomes financially distressed or insolvent, is acquired or merged, or discontinues manufacturing supply for us beyond the term of the existing agreement, if any, or for any other reason, this could result in substantial management time and expense to identify and qualify alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

        In addition, we expect to depend on third-party distributors for the marketing and selling of any future products. For example, we have entered into a distribution agreement with Besse Medical, or Besse, for the distribution of ATX-101. We may depend on distributors' efforts to market our products, yet we are unable to control their efforts completely. Distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling our future products, if any. In addition, we may be unable to ensure that our distributors comply with all applicable laws regarding the sale of our future products. If our distributors fail to effectively market and sell our products, in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in any future product offering requires significant time and resources. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

        Our reliance on contract manufacturers and distributors further exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.

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

Our ability to market ATX-101, if approved, will be limited to use for treatment of submental fullness, and if we want to expand the indications for which we may market ATX-101, we will need to obtain additional regulatory approvals, which may not be granted.

        We are currently seeking regulatory approval for ATX-101 in the United States, Canada and other international territories for the treatment of submental fullness. If ATX-101 is approved, the applicable regulatory agency will restrict our ability to market or advertise ATX-101 for other specific body areas, which could limit physician and patient adoption. We may attempt to develop, seek regulatory approval for, promote and commercialize new treatment indications and protocols for ATX-101 in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support our applications, which would be time-consuming and expensive, and may produce results that do not result in regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business in the United States, Canada and other international territories will be limited.

Even if ATX-101 is approved for commercialization, if there is not sufficient patient demand for ATX-101 procedures, our financial results and future prospects will be harmed.

        Treatment of submental fullness with ATX-101 is an elective procedure, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo treatment with ATX-101 may be influenced by a number of factors, such as:

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

  •
  the cost, safety, and effectiveness of ATX-101;

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

        As of December 31, 2014, we had 106 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize ATX-101 in the U.S., Canada and other territories acquired in the March 2014 transaction with Bayer, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

        Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from other pharmaceutical or medical device companies, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

        Although a substantial amount of our effort will focus on the continued clinical testing and potential approval of ATX-101, a key element of our strategy is to discover, develop and commercialize a portfolio of products to serve the aesthetic market. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. For example, in February 2015 we announced the acquisition of setipiprant, a potentially novel treatment for hair loss. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

        In addition, we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. In order to report our results of operations and consolidated financial statements on an accurate and timely basis, we depend on CROs to provide timely and accurate notice of their costs to us.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us and have a materially adverse effect on our stock price.

        During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm, when required, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

        We cannot provide assurance that a material weakness will not occur in the future, or that we will be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and the related rules and regulations of the SEC when required. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company's internal controls. If we cannot in the future favorably assess, or our independent registered public accounting firm, when required, is unable to provide an unqualified attestation report on, the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

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

If we fail to comply with our obligations under our intellectual property licenses we could lose license rights that are important to our business.

        We are a party to a license agreement with Los Angeles Biomedical Research Institute, or LA Biomed, pursuant to which we license key intellectual property relating to the active ingredient in ATX-101. This existing license imposes various diligence, royalty, insurance and other obligations on us. If we fail to comply with these obligations, LA Biomed may have the right to terminate the license, in which event we would not be able to develop or market ATX-101. If we lose such license rights, our business, results of operations, financial condition and prospects would be materially adversely affected. In addition, we have entered into a license agreement with Actelion and the University of Pennsylvania pursuant to which we license intellectual property relating to the use of prostaglandin D2 receptor for the treatment of hair loss. If we fail to comply with obligations under these agreements, we may not be able to develop our potential hair loss treatment product.

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

        From October 11, 2012, the first day of trading of our common stock, to December 31, 2014, our stock has had low and high closing sales prices in the range of $19.05 to $55.98 per share. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this "Risk Factors" section of this Annual Report on Form 10-K and others such as:

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

        As of February 23, 2015, our executive officers, directors, and their respective affiliates beneficially owned approximately 9.5% of our outstanding voting stock. These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that existing stockholders may feel are in their best interest.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 23, 2015, we have a total of approximately 22.8 million shares of common stock outstanding. In addition, as of February 23, 2015, approximately 5.7 million shares of common stock were either subject to outstanding stock awards or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

        Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for cash payments for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment in connection with a change in control. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

ITEM 1B.    Unresolved Staff Comments.

        Not applicable.

ITEM 2.    Properties.

        Our corporate headquarters are located in Westlake Village, California, where we lease and occupy 33,198 square feet of office space. The current terms of our lease expire July 31, 2017, with an option to renew for an additional 36 months.

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

	High	Low
Year ended December 31, 2013
First Quarter	$31.49	$14.07
Second Quarter	$27.33	$18.56
Third Quarter	$47.50	$23.03
Fourth Quarter	$47.85	$35.25
Year ended December 31, 2014
First Quarter	$56.36	$33.67
Second Quarter	$40.22	$29.50
Third Quarter	$40.98	$31.39
Fourth Quarter	$39.78	$29.86

Holders

        As of February 23, 2015, there were approximately 36 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

        The following graph shows the total stockholder return of an investment of $100 in cash on October 11, 2012 (the first day of trading of our common stock), through December 31, 2014 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return*
Among Kythera Biopharmaceuticals, Inc., the NASDAQ Composite
Index, and the NASDAQ Biotechnology Index

*
Assume $100 invested in stock or index on October 11, 2012 including reinvestment of dividends

Recent Sales of Unregistered Securities

        From January 1, 2014 through December 31, 2014, we did not issue any securities in a transaction not registered under the Securities Act that was not been previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Use of Proceeds

        On October 10, 2012, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-181476), as amended, filed in connection with the initial public offering of our common stock. As of December 31, 2014, all of the proceeds from our initial public offering have been applied.

Issuer Purchases of Equity Securities

        We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2014.

ITEM 6.    Selected Financial Data.

        You should read the following selected financial data together with our audited consolidated financial statements, the related notes, the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included in this Annual Report on Form 10-K. The selected financial data included in this section are not intended to replace our audited consolidated financial statements and the related notes included elsewhere in this annual report.

        We derived the selected statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for per shares data)
Statement of Operations Data:
License income	$—	$—	$19,687	$12,985	$4,488
Sublicense expense	—	—	1,936	1,188	411

Gross margin	—	—	17,751	11,797	4,077
Operating expenses:
In-process research and development	52,757	—	—	—	—
Research and development	47,840	33,974	43,184	15,766	14,842
General and administrative	31,055	16,092	10,505	6,879	6,785

Total operating expenses:	131,652	50,066	53,689	22,645	21,627

Loss from operations	(131,652)	(50,066)	(35,938)	(10,848)	(17,550)
Interest income	260	135	—	—	19
Interest expense	(4,157)	(1,980)	(441)	(75)	—
Warrant and other (expense) income, net	(72)	—	(420)	(229)	570
Other income	—	—	—	—	930

Net loss	$(135,621)	$(51,911)	$(36,799)	$(11,152)	$(16,031)

Per share information:
Net loss per share of common stock, basic and diluted	$(6.04)	$(2.71)	$(7.47)	$(7.98)	$(11.64)

Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	22,466,000	19,150,000	4,924,000	1,398,000	1,377,000

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities(1)	$99,661	$167,058	$79,311	$34,577	$21,676
Working capital(1)	80,530	155,695	71,367	29,524	3,890
Total assets	103,426	173,407	96,222	45,079	45,509
Notes payable (current and noncurrent)(2)	28,145	11,505	3,924	—	—
Redeemable convertible preferred stock warrant liability	—	—	—	2,145	1,031
Redeemable convertible preferred stock	—	—	—	107,587	71,300
Accumulated deficit	(307,838)	(172,217)	(120,306)	(83,507)	(72,355)
Total stockholders' equity (deficit)(1)	59,438	149,839	68,906	(81,024)	(70,747)

(1)
Increase in cash, cash equivalents and marketable securities, working capital and stockholders' equity is due to public offerings for net proceeds of $125.0 million and $72.5 million during 2013 and 2012, respectively.

(2)
In connection with the acquisition of the rights to acquire ATX-101 outside the United States and Canada in March 2014, we issued an unsecured promissory note to Bayer with a fair value of $21.6 million.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of financial condition and results of operations together with the section entitled "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section in Part I Item IA.

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our product candidate, ATX-101, is a potential first-in-class, injectable drug in late-stage development for the treatment of submental fullness, which commonly presents as an undesirable "double chin." Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and long-lasting results in the reduction of submental fat. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. If approved by applicable regulatory authorities, we believe ATX-101 will be an attractive solution for the treatment of submental fullness, representing a new product category within the rapidly growing facial aesthetics market. ATX-101 is our only product candidate and we are substantially dependent on its regulatory approval and successful commercialization.

        Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101 and we have not generated any revenue from product sales. On May 12, 2014, we submitted our New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA"), which was accepted for filing by the FDA on July 10, 2014. The Company was notified by the Dermatology and Ophthalmic Advisory Committee of the FDA that it is scheduled to review the NDA in a half-day meeting on the morning of March 9, 2015. The NDA will be subject to a standard review with a Prescription Drug User Fee Act (PDUFA) action date of May 13, 2015. The PDUFA date is the goal date for the FDA to complete its review of the NDA. We submitted a New Drug Submission ("NDS") with Health Canada in August 2014, a Marketing Authorization Application ("MAA") to Swissmedic in October 2014 and a drug application with Australia's Therapeutic Goods Administration ("TGA") in February 2015, seeking approval for ATX-101 as an injectable treatment of submental fullness. Historically we have funded substantially all of our operations through the sale and issuance of our common and preferred stock, convertible debt, amounts received from U.S. Government grants and pursuant to our collaboration arrangement with Bayer and borrowings under our existing credit facility.

        In March 2014, we entered into an agreement whereby we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer in exchange for 698,103 shares of KYTHERA common stock with a fair value of $31.4 million and a $51.0 million unsecured promissory note with a fair value of $21.6 million. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. The transaction was accounted for as an asset acquisition and, as a result, a one-time charge to in-process research and development of $52.8 million was recognized during the first quarter of 2014.

        We believe the acquisition of these rights is a transformative opportunity for KYTHERA and that we have the right leadership and operational team to shape the future path of ATX-101. We continue to evaluate on a territory-by-territory basis where and how to best maximize the value of ATX-101. As a result of acquiring the rights to develop and commercialize ATX-101 outside of the United States and Canada, we experienced modest increases in our operating expense and cash usage for regulatory costs outside the United States since the acquisition.

        In February 2015, we entered into licensing arrangements with Actelion and University of Pennsylvania pursuant to which we obtained exclusive worldwide rights to setipiprant, a clinical-stage selective and potent oral antagonist to the prostaglandin D2 (PGD2) receptor and exclusive worldwide rights to certain patent rights owned by the University of Pennsylvania covering the use of PGD2 receptor antagonists for the treatment of hair loss. For additional discussion, refer to Note 13, "Subsequent Events (unaudited)".

        We have never been profitable and, as of December 31, 2014, we had an accumulated deficit of $307.8 million. We incurred net losses of $135.6 million, $51.9 million and $36.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. We may continue to incur net operating losses for at least the next several years as we advance ATX-101 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and develop other clinical assets, if any. We have no manufacturing and distribution facilities and all of our manufacturing and distribution activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We expect to seek additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States and Canada and possibly internationally, and begin to establish our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Financial Overview

Revenue

        We have not generated any revenue from product sales. In the future, if ATX-101 is approved for commercial sale, we may generate revenue from product sales.

        To date, all of our revenue has been derived from license fees we received pursuant to our collaboration arrangement with Bayer. In May 2012, we recorded $15.8 million in revenue for a payment received from Bayer triggered by Bayer's decision to pursue continued development and regulatory approval for ATX-101 after receipt of positive results from the European Phase III clinical trials for ATX-101. As of March 2014, we acquired rights to ATX-101 outside of the United States and Canada from Bayer and, as a result, no longer expect future revenues from this license agreement.

        Even if ATX-101 is approved for commercial sale, we do not expect to generate revenue from product sales until at least the latter part of 2015, if at all. If ATX-101 is approved by the FDA, we expect to access the market through a focused, specialized sales force in the United States. If approved for sale, we intend to focus our initial marketing of ATX-101 on those core dermatologists, plastic surgeons and facial plastic surgeons we identify as having substantial experience in performing facial injectable procedures. If we fail to complete the development of ATX-101, or other product candidates, in a timely manner or to obtain regulatory approval, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

In-Process Research and Development

        In March 2014, we incurred a one-time charge to in-process research and development of $52.8 million related to obtaining the rights to ATX-101 outside of the United States and Canada from Bayer. See Note 8 to the Consolidated Financial Statements, "Commitments, Collaborations and Contingencies" for a more detailed discussion of this acquisition.

Research and Development Expenses

        We expense all research and development costs in the periods in which they are incurred. Major components of our research and development costs are personnel costs, including cash and stock-based compensation expense, pre-clinical studies, clinical trials and related manufacturing, materials and supplies, regulatory affairs activities, medical affairs and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. To date, our research and development expenses have related predominately to the development of ATX- 101. In the years ended December 31, 2014, 2013 and 2012 we incurred $47.8 million, $34.0 million and $43.2 million, respectively, in research and development expenses, excluding the charge for in-process research and development in 2014. Since inception through December 31, 2014, we have incurred approximately $174.6 million in research and development expenses related to the development of ATX-101, excluding cash and stock- based compensation expenses but including the charge for in-process research and development. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

        Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. However, if ATX-101 is approved, elements of manufacturing costs attributed to the future production of ATX-101 will be capitalized as inventory and expensed as cost of goods when sold. We expect our research and development expenses, excluding the charge for in-process research and development, will be similar to 2014 as we complete our Advisory Committee and NDA approval process, continue to develop our medical affairs capability, establish commercial manufacturing and supply chain prior to approval, continue with regulatory submissions outside the United States and Canada, complete Phase IIIb trials started in 2014, and incur costs related to our planned hair loss prevention program based on the intellectual property acquired from Actelion and the University of Pennsylvania in 2015.

General and Administrative Expenses

        Our general and administrative costs primarily consist of personnel costs, including cash compensation and stock-based compensation expense, associated with our executive, accounting and finance, legal, marketing and human resources departments. Other general and administrative expenses include costs in connection with patent filing, prosecution and defense, facility costs and professional fees for legal, consulting, marketing, audit and tax services. For the years ended December 31, 2014, 2013 and 2012, our general and administrative expenses totaled approximately $31.1 million, $16.1 million and $10.5 million, respectively. We expect our general and administrative costs will rise in 2015 as we increase our headcount and expand our support staffing, realize the full year's effect of occupying larger facility space leased in 2014, hire sales leadership, and, if approved, field based sales representatives, establish and complete commercial infrastructure including information technology systems and personnel support for the commercial organization, and other activities to support our company growth as we prepare for a potential commercial launch of ATX-101, both in the United States and internationally.

Interest Expense

        Interest expense relates to the interest on the outstanding balances of the notes payable. Interest expense increased significantly as compared to 2013 due to the additional interest expense on the note payable to Bayer issued in March 2014. Interest expense in 2015 should be similar to 2014.

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

        In March 2014, we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. As a result of this agreement, Bayer was issued 698,103 shares of our common stock with a fair value of $31.4 million and we issued a note payable for $51.0 million, but accounted for it at its fair market value of $21.6 million. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. We accounted for this transaction as an asset acquisition. Since the acquired rights represent acquired in-process research and development with no alternative future uses, we recorded a one-time charge to in-process research and development of $52.8 million as a result of expensing the resulting value assigned to such rights.

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

Collaboration Development Funds

        Additionally, we received approximately $39.6 million to fund certain further global development activities of ATX-101, which were recorded as restricted cash and deferred development funds and were an offset to research and development expenses as the restricted cash was utilized to fund development activities. Amounts recognized as offsets to research and development expenses were $3.6 million, $11.7 million, and $10.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Los Angeles Biomedical Research Institute

        We entered into a license agreement with the Los Angeles Biomedical Research Institute, or LA Biomed, in August 2005, which granted us exclusive worldwide rights to key intellectual property for the active ingredient in ATX-101. As part of this license agreement, we incur sublicense fees equal to 10% of any non-royalty sublicense income, up to a total of an aggregate of $5.0 million. We are obligated to pay LA Biomed low- to mid-single digit royalties on net product sales of ATX-101. Additionally, we will incur a milestone payment of $0.5 million upon initial receipt of marketing approval.

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

        While our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

        See related discussion below in Recent Accounting Pronouncements regarding newly issued accounting standard on revenue recognition.

Clinical Trial Accruals

        As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. Our clinical trial accrual process seeks to account for expenses resulting from our obligations under contract with vendors, consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate trial expense in our consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models that take into account discussion with applicable personnel and outside services providers as to the progress or state of completion of trials, or the services completed. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2014, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party vendors.

Stock-Based Compensation

        We account for all stock-based compensation awards issued to employees and directors based on the estimated fair value of the awards on the date of grant, net of forfeitures.

        We estimate the fair value of our stock options issued to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of various assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies, which are publicly-traded. When selecting these public companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of our stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have never paid, and do not expect to pay dividends in the foreseeable future. These inputs, which are complex and subjective, can significantly impact the estimated grant date fair value for our stock-based awards and the resulting compensation expense recognized.

        We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2014, 2013 and 2012 we applied a forfeiture rate, which was determined based on historical forfeitures. No forfeiture rate was applied for any period prior to January 1, 2011 as forfeitures prior to such date had been insignificant.

        Total compensation cost recorded in the consolidated statements of operations and comprehensive loss, includes stock-based compensation expense related to stock options and restricted stock units issued to employees and directors, and the value of stock options issued to non-employees for services is as follows for the years ended December 31, 2014, 2013 and 2012, respectively: $12.4 million, $6.5 million and $1.9 million.

        As of December 31, 2014, there was $28.6 million of unrecognized compensation expense related to unvested employee stock award agreements expected to vest, which is expected to be recognized over a weighted-average period of approximately 2.74 years.

Net Operating Loss Carryforwards

        We recorded net deferred tax assets of approximately $94.7 million as of December 31, 2014, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of federal and state tax net operating losses, or NOL carryforwards, R&D credit carryforwards, stock compensation and start-up expenditures. As of December 31, 2014, we have federal and California NOL carryforwards of approximately $219.8 million and $215.2 million, which will begin to expire in 2025 and 2015, respectively. In general, if we experience a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a "Section 382 ownership change"), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. We have determined that we have experienced ownership changes in the past. If we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Operating expenses:
In-process research and development	$52,757	$—	$52,757	*	%
Research and development	47,840	33,974	13,866	41
General and administrative	31,055	16,092	14,963	93

Total operating expenses	131,652	50,066	81,586	163

Loss from operations	(131,652)	(50,066)	(81,586)	163
Interest income	260	135	125	93
Interest expense	(4,157)	(1,980)	(2,177)	110
Other income (expense), net	(72)	—	(72)	*

Net loss	$(135,621)	$(51,911)	$(83,710)	161%

*
Percentage not meaningful

        In-process research and development.    In-process research and development of $52.8 million for the year ended December 31, 2014 represents the one-time charge for acquiring the rights to ATX-101 outside of the United States and Canada from Bayer in March 2014.

        Research and development expenses.    Research and development expenses increased $13.9 million, or 41%, for the year ended December 31, 2014. The increase is primarily attributable to higher costs from an increase in headcount and related personnel costs of $6.1 million, including increased stock compensation expense of $2.5 million resulting from an increase in stock option grants as well as increase in share price and the issuance of restricted stock units, an increase in manufacturing costs of $1.7 million due to establishing commercial manufacturing and supply chain capabilities in preparation for commercial launch as we prepare for the potential approval of ATX-101 as well as drug product manufacturing in support of international regulatory filings, an increase in external costs associated with our regulatory filings and preparation for our expected FDA Advisory Committee meeting of

$4.8 million, and an increase in external costs of $3.0 million for the development and execution of our medical affairs program. The increase was partially offset by a decrease in clinical trial costs of approximately $2.8 million due to the completion of the U.S. and Canadian Phase III pivotal trials offset by the costs of previously announced additional trials initiated during the year.

        General and administrative expenses.    General and administrative expenses increased by $15.0 million, or 93%, for the year ended December 31, 2014. The increase is primarily due to increased personnel costs associated with an increase in headcount in support of the growing organization of approximately $6.1 million, including increased stock compensation expense of $3.5 million resulting from an increase in stock option grants, an increase in share price, and the issuance of restricted stock units, increased external costs of $3.3 million associated with marketing activities in preparation of commercial launch as we prepare for the potential approval of ATX-101, increased external costs of $2.8 million for the expansion of our information technology infrastructure to support our potential commercial launch of ATX-101, and increased corporate development, accounting, legal, director fees and insurance costs of $1.4 million as a result of supporting a growing public company.

        Interest income.    Interest income represents interest earned on marketable securities held during 2014 offset by the amortization of premiums paid on the purchased securities.

        Interest expense.    Interest expense increased by $2.2 million from $2.0 million for the year ended December 31, 2013 to $4.2 million for the year ended December 31, 2014. The increase is primarily due to the interest expense incurred on the note payable to Bayer issued in March 2014. The Bayer note bears interest at a rate of 5%, but was recorded at its fair value assuming a borrowing rate of 15%. Included in interest expense is the amortization of the discount on the note being recognized utilizing the effective interest method.

Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
License income	$—	$19,687	$(19,687)	(100)%
Sublicense expense	—	1,936	(1,936)	(100)

Gross margin	—	17,751	(17,751)	(100)
Operating expenses:
Research and development	33,974	43,184	(9,210)	(21)
General and administrative	16,092	10,505	5,587	53

Total operating expenses	50,066	53,689	(3,623)	(6)

Loss from operations	(50,066)	(35,938)	(14,128)	39
Interest income	135	—	135	*
Interest expense	(1,980)	(441)	(1,539)	349
Warrant and other income (expense), net	—	(420)	420	(100)

Net loss	$(51,911)	$(36,799)	$(15,112)	41%

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

        Interest expense.    Interest expense increased by $1.5 million from $0.4 million for the year ended December 31, 2012 to $2.0 million for the year ended December 31, 2013. The increase is primarily due to the interest expense incurred on the amount of outstanding balances of the notes payable related to the credit facility.

        Warrant and other income (expense), net.    Warrant and other income (expense), net, of $0.4 million for the year ended December 31, 2012 relates to the fair value of the warrants due to revaluation. All warrants were exercised on a cashless basis in December 2012 and no warrants were outstanding as of December 31, 2013.

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $135.6 million, $51.9 million and $36.8 million for years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, we had an accumulated deficit of $307.8 million.

        As of December 31, 2014, we had working capital of $80.5 million. Historically, we have principally financed our operations through our public offerings, private placements of redeemable convertible preferred stock and convertible debt, and amounts received pursuant to our collaboration arrangement with Bayer for the development of our product candidate, ATX-101. We received net proceeds of $72.5 million from our initial public offering in 2012. In the fourth quarter 2013, we completed a public offering of shares of common stock at an offering price of $45.75 per share and we received aggregate net proceeds of approximately $125.0 million, after deducting the underwriting discount and offering related transaction costs.

        Additionally, we have drawn $15.0 million under our credit facility and have no further borrowing capacity under our existing credit facility. In connection with our acquisition of the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer in March 2014, we issued a $51.0 million unsecured promissory note, recorded at its fair market value of $21.6 million. The promissory note, which is subordinated to amounts owed under our existing credit facility, bears interest at 5% and is payable no later than 2024. The discount on the note payable was calculated assuming a borrowing rate of 15%. Bayer is also eligible to receive certain long-term sales milestone payments on annual sales outside of the United States and Canada. We have the right to repay the outstanding obligation including accrued interest before its due date in 2024. The terms provide for the option to defer up to 80% of the accrued interest, adding any unpaid interest to the principal amount annually.

        At December 31, 2014, we had capital resources consisting of cash and cash equivalents and marketable securities of $99.7 million. Our funds are currently invested in money market funds, U.S. government agency securities, corporate debt securities and demand deposit accounts.

Summary Statement of Cash Flows

        The following table shows a summary of our cash flows for each of the three years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by
Operating activities	$(59,529)	$(44,869)	$(32,688)
Investing activities	(18,296)	(56,502)	(190)
Financing activities	(4,467)	133,578	77,612

Net (decrease) increase in cash and cash equivalents	$(82,292)	$32,207	$44,734

        Net cash used in operating activities.    Net cash used in operating activities was $59.5 million for the year ended December 31, 2014 and consisted primarily of net loss of $135.6 million offset by non-cash in-progress research and development costs of $53.0 million and stock based compensation of $12.4 million. The significant items in the change in operating assets and liabilities include a decrease in restricted cash of $5.1 million and an increase in accounts payable and other accrued liabilities of $4.6 million, offset by a decrease in deferred development funds of $2.1 million. The increase in accounts payable and other accrued liabilities is primarily due to an increase in accrued interest of $2.5 million related to the interest accruing on the Bayer note issued in March 2014 as well as an increase in accrued personnel costs of $1.6 million related to the increase in headcount and related personnel costs. The decrease in the deferred development funds and restricted cash is due to the termination of our obligations under our collaboration agreement with Bayer.

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

        Net cash used in investing activities.    Net cash used in investing activities for the year ended December 31, 2014 was $18.3 million and consisted primarily of purchases of marketable securities of $63.5 million offset by proceeds from the sales of marketable securities of $47.3 million. Net cash used in investing activities for the year ended December 31, 2013 was $56.5 million and was comprised mainly of purchases of marketable securities. Net cash used in investing activities for the year ended December 31, 2012 was $0.2 million and consisted of purchases of fixed assets.

        Net cash (used in) provided by financing activities.    Net cash used in financing activities was $4.5 million for the year ended December 31, 2014, which was primarily due to repayment of notes payables related to the credit facility. Net cash provided by financing activities was $133.6 million for the year ended December 31, 2013, which was primarily due to proceeds from the public offering of $125.0 million and borrowing of $10.0 million from our credit facility, offset by repayments on the notes of $2.8 million. Net cash provided by financing activities was $77.6 million for the year ended December 31, 2012, which was primarily due to proceeds from our initial public offering and borrowings of $5.0 million from our credit facility.

Operating and Capital Expenditure Requirements

        We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We believe that we will continue to expend substantial resources for the foreseeable future on the preparations for potential commercial launch of ATX-101, completion of clinical and regulatory development of ATX-101, preparing and filing foreign regulatory applications, and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise.

        We expect to seek additional financing in the future to fund our operations, to expand our commercial organization in anticipation of potential commercial launch of ATX-101, or develop additional product candidates, by selling additional equity or issuing debt or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

        Our future capital requirements depend on many factors, including:

  •
  the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 in the U.S., and other international territories, including the cost of any studies or additional activities that the FDA or other regulatory agencies may require us to complete;

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

  •
  the scope, progress, results and costs of researching and developing ATX-101 or any future product candidates, including pursuant to our license agreements with Actelion and the University of Pennsylvania, and conducting preclinical and clinical trials;

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

Contractual Obligations and Commitments

        The following is a summary of our long-term contractual cash obligations as of December 31, 2014.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$2,650	$962	$1,688	$—	$—
Note payable to Bayer(2)(3)	81,616	510	1,082	1,791	78,233
Notes payable related to credit facility(2)	7,534	6,381	1,153	—	—

Total contractual obligations	$91,800	$7,853	$3,923	$1,791	$78,233

(1)
We lease our facilities under operating leases

(2)
Notes payable payments include both principal and interest

(3)
Payments on the note payable to Bayer assume that we will pay 20% of the accrued interest, with the remainder increasing the principal balance on an annual basis. For additional discussion, refer to Note 5, "Notes Payable".

Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable purchase order basis.

Other Milestone-Based Commitments

        We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones. Because the achievement and timing of these milestones are not fixed and determinable, such commitments have not been included on our balance sheet or in the Contractual Obligations and Commitments table above. The total aggregate amount of such commitments is approximately $1.9 million. Due to the acquisition of rights to ATX-101, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. Additionally, Actelion is eligible to receive up to $25.5 million and University of Pennsylvania is eligible to receive up to $4.1 million in milestone payments if setipiprant is successfully commercialized for the treatment of hair loss.

Notes Payable

Note Payable to Bayer

        In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, we entered into a $51.0 million unsecured promissory note with Bayer. The promissory note is subordinated to amounts owed under our existing credit facility. Interest is accrued at 5% per annum and is payable on the anniversary date of the note. We have the option of deferring up to 80% of the accrued interest, adding any unpaid interest to the principal amount. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty. As the note payable to Bayer includes a favorable interest rate, which was below the borrowing rate available to us at issuance, it was recorded at its fair value of $21.6 million, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates the market rate for debt with similar terms and consideration of default and credit risk. The discount on the note is being amortized to interest expense utilizing the effective interest method.

Notes Payable Related to Credit Facility

        On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P., or Lighthouse, which we refer to as our credit facility, providing access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. As of December 31, 2014 and 2013, we had drawn $15.0 million and no longer have any further borrowing capacity under the credit facility. The credit facility includes various covenants, and we were in compliance with all covenants at December 31, 2014 and 2013.

        For each drawdown, we will make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5%, and a final payment of 6% of the amount drawn. The debt is secured by all of our assets, except for intellectual property, which is subject to a negative pledge agreement. In accordance with the terms of the credit facility, we issued to Lighthouse warrants to purchase 33,700 shares of our Series C redeemable convertible preferred stock at a price per share of $13.3530 and 86,306 shares of our Series D redeemable convertible preferred stock at a price per share of $13.9040. The estimated fair value of the warrants at issuance of approximately $1.4 million was recorded as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the term of the loan.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses results of operations, liquidity, capital expenditures or capital resources, except stock options.

Recent Accounting Pronouncements

        In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard allows for either "full retrospective" adoption, whereby the new standard is applied to each prior reporting period presented or "modified retrospective" adoption, whereby the new standard is only applied to the most current period presented with the cumulative effect of the change recognized at the date of the initial application. We are assessing the potential impact of the new standard on our consolidated statements of financial position and results of operations and comprehensive income (loss) and have not yet selected a method of adoption.

        In August 2014, a new standard was issued which will require management to evaluate if there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose it in both annual and interim reporting periods. The new standard will become effective for the Company's annual filing for the period ending December 31, 2016 and interim periods thereafter, with early adoption permitted. We do not believe the adoption of this accounting standard will have a material impact on our consolidated financial statements and related disclosures.

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

Cash and Cash Equivalents. Marketable Securities and Restricted Cash

        As of December 31, 2014, we had cash and cash equivalents and marketable securities of $99.7 million. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. At December 31, 2014, our cash and cash equivalents and marketable securities were comprised of funds in cash, money market accounts, U.S. government agency securities and highly rated, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Additionally, we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 8.    Consolidated Financial Statements and Supplementary Data.

        Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are incorporated by reference from the applicable information set forth in Part IV Item 15, "Exhibits, Financial Statement Schedules" of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our consolidated financial statements.

        Our management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and

15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.    Executive Compensation.

        The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Compensation of Executive Officers" and "Compensation of Directors" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is incorporated by reference from the applicable information set forth in "Other Information—Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference from the applicable information set forth in "Ratification of Selection of Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

ITEM 15.    Exhibits, Consolidated Financial Statement Schedules.

        (a)   Documents filed as part of this report

1.
Financial Statements

          The following consolidated financial statements are included herein:

2.
Consolidated Financial Statement Schedules

        None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

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

KYTHERA Biopharmaceuticals, Inc.
March 2, 2015	By:	/s/ JOHN W. SMITHER John W. Smither Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ KEITH R. LEONARD, JR. Keith R. Leonard, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
/s/ JOHN W. SMITHER John W. Smither	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
/s/ F. MICHAEL BALL F. Michael Ball	Director	March 2, 2015
/s/ NATHANIEL DAVID Nathaniel David, Ph.D.	Director	March 2, 2015

Signature	Title	Date

/s/ DENNIS FENTON Dennis Fenton, Ph.D.	Director	March 2, 2015
/s/ FRANÇOIS KRESS François Kress	Director	March 2, 2015
/s/ CAMILLE SAMUELS Camille Samuels	Director	March 2, 2015
/s/ HOLLINGS C. RENTON Hollings C. Renton	Director	March 2, 2015
/s/ JOSEPH L. TURNER Joseph L. Turner	Director	March 2, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
3.1		Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1

3.2		Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2

4.1		Reference is made to exhibits 3.1 and 3.2.

4.2		Specimen Common Stock Certificate.	S-1/A	08/31/2012	4.2

4.3		Form of Indenture	S-3	09/02/2014	4.3

10.1(a	)	Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(a)

10.1(b	)	Amendment, dated January 27, 2012, to Third Amended and Restated Investor Rights Agreement, dated August 30, 2011, between KYTHERA Biopharmaceuticals, Inc. and certain of its stockholders.	S-1/A	05/17/2012	10.1(b)

10.2	#	Form of Indemnity Agreement for directors and officers.	S-1/A	05/17/2012	10.2

10.3(a	)	Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(a)

10.3(b	)	Amendment No. 1, dated December 30, 2011, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.3(b)

10.3(c	)	Amendment No. 2, dated July 23, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	08/31/2012	10.3(c)

10.3(d	)	Amendment No. 3, dated November 30, 2012, to that certain Loan and Security Agreement No. 1991, dated as of March 21, 2011, as amended, by and between Lighthouse Capital Partners VI, L.P. and KYTHERA Biopharmaceuticals, Inc.	8-K	12/05/2012	10.1

10.4		Office Lease, dated March 12, 2014, by and between Russell Ranch Road, LLC and KYTHERA Biopharmaceuticals, Inc.	10-K	03/17/2014	10.20

10.5(a)	†	License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(a)

10.5(b)	†	First Amendment, dated March 21, 2011, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(b)

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.5(c)	†	Second Amendment, dated April 2, 2012, to that certain License Agreement, dated August 26, 2010, by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.5(c)

10.6(a)	†	Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(a)

10.6(b)	†	First Amendment, dated November 17, 2010, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(b)

10.6(c)	†	Second Amendment, dated April 2, 2012, to that certain Services, Research, Development and Collaboration Agreement, dated August 26, 2010, by and between Intendis GmbH and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.6(c)

10.7(a)	†	License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(a)

10.7(b	)	Amendment, dated January 5, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(b)

10.7(c	)	Amendment, dated August 18, 2010, to that certain License Agreement, dated August 29, 2005, by and between KYTHERA Biopharmaceuticals and Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center.	S-1/A	05/17/2012	10.7(c)

10.8(a)	†	Manufacturing and Supply Agreement, dated July 7, 2009, by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(a)

10.8(b)	†	First Amendment, dated May 21, 2012, to Manufacturing and Supply Agreement, dated July 7, 2009 by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	06/11/2012	10.8(b)

10.8(c	)	Second Amendment, dated October 17, 2014, to Manufacturing and Supply Agreement, dated July 7, 2009, as amended, by and between Pfizer, Inc. and KYTHERA Biopharmaceuticals, Inc.				X

10.9	†	Development and Supply Agreement, dated November 29, 2010, by and between Hospira Worldwide, Inc. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.9

10.10(a)	#	KYTHERA Biopharmaceuticals, Inc. 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(a)

10.10(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2004 Stock Plan, as amended.	S-1/A	05/17/2012	10.10(b)

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.11(a)	#	KYTHERA Biopharmaceuticals, Inc. 2012 Equity Incentive Award Plan.	10-Q	11/13/2012	10.3(a)

10.11(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(b)

10.11(c)	#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2012 Equity Incentive Award Plan.	S-1/A	05/17/2012	10.11(c)

10.12	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith R. Leonard, Jr. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.12

10.13	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between John W. Smither and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.13

10.14	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.14

10.14(b)	#	Separation Agreement and Release, dated March 27, 2013, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	8-K	04/02/2013	10.1

10.14(c)	#	Senior Advisor to the Board Agreement, effective March 28, 2013, by and between Patricia S. Walker, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	8-K	04/02/2013	10.2

10.15	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Keith L. Klein, J.D. and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.15

10.16	#	Amended and Restated Employment Agreement, dated April 2, 2012, by and between Jeffrey D. Webster and KYTHERA Biopharmaceuticals, Inc.	S-1/A	05/17/2012	10.16

10.17(a)	#	Non-employee Director Compensation Program.	S-1/A	05/17/2012	10.17

10.7(b)	#	Amendment to Non-Employee Director Compensation Program	8-K	09/19/2013	*

10.18	#	Employment agreement, dated March 23, 2013, by and between Frederick Beddingfield, III, M.D., Ph.D., and KYTHERA Biopharmaceuticals, Inc.	10-K	03/26/2013	10.18

10.19	†	Commercial Development and Supply Agreement by and between KYTHERA Biopharmaceuticals, Inc., and Cambridge Major Laboratories, Inc.	10-Q	05/13/2013	10.4

10.20	†	License Agreement, dated February 11, 2015, by and between KYTHERA Holdings, Ltd., and Actelion Pharmaceuticals, Ltd.				X

10.21	†	License Agreement, dated February 11, 2015 by and between KYTHERA Holdings, Ltd., and University of Pennsylvania				X

10.22	†	Distribution Services Agreement, dated January 16, 2015 by and between KYTHERA Biopharmaceuticals, Inc., and Besse Medical.				X

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.23		Securities Purchase Agreement, dated March 7, 2014, by and among KYTHERA Biopharmaceuticals, Inc., KYTHERA Holdings Ltd. and Bayer Consumer Care AG.	8-K	03/10/2014	10.1

10.24		Restructuring Agreement, dated March 7, 2014 by and between Bayer Consumer Care AG and KYTHERA Biopharmaceuticals, Inc.	10-Q	05/08/2014	10.2

10.25		Assignment and Novation Agreement, dated March 7, 2014, by and between Bayer Consumer Care AG and KYTHERA Holdings Ltd.	10-Q	05/08/2014	10.3

10.26		Note Agreement, dated March 7, 2014, by and between KYTHERA Biopharmaceuticals, Inc. and KYTHERA Holdings Ltd.	8-K	03/10/14	4.1

10.27(a	)	Registration Rights Agreement, dated March 7, 2014, by and between KYTHERA Biopharmaceuticals, Inc. and Bayer Consumer Care AG.	8-K	03/10/14	4.2

10.27(b	)	Termination and Waiver Agreement, dated November 5, 2014, by and among KYTHERA Biopharmaceuticals, Inc., KYTHERA Holdings Ltd., and Bayer Consumer Care AG.	8-K	11/05/14	10.1

10.28(a)	#	KYTHERA Biopharmaceuticals, Inc. 2014 Employment Commencement Incentive Plan.	S-8	09/02/14	99.1

10.28(b)	#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Employment Commencement Incentive Plan.	S-8	09/02/14	99.2

10.28(c)	#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Employment Commencement Incentive Plan.	S-8	09/02/14	99.3

10.29	#	KYTHERA Biopharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.	S-8	02/13/15	99.1

21.1		List of Subsidiaries				X

23.1		Consent of Independent Registered Public Accounting Firm.				X

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1		Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a- 14(a) or Rule 15d-14(a).				X

31.2		Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a- 14(a) or Rule 15d-14(a).				X

32.1	**	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

32.1	**	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date	Number

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†
Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#
Indicates management contract or compensatory plan.

*
Reference is made to the text of the Current Report on Form 8-K under Item 5.02.

**
The certifications attached as Exhibits 32.1 that accompany this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

KYTHERA BIOPHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of KYTHERA Biopharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of KYTHERA Biopharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KYTHERA Biopharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 2, 2015

KYTHERA BIOPHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$29,226,000	$111,518,000
Restricted cash, current portion	—	5,062,000
Marketable securities	70,435,000	55,540,000
Prepaid expenses and other current assets	1,498,000	1,156,000

Total current assets	101,159,000	173,276,000
Property and equipment, net	1,847,000	94,000
Other assets	420,000	37,000

Total assets	$103,426,000	$173,407,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,690,000	$3,228,000
Accrued personnel costs	4,858,000	3,114,000
Accrued costs for services	2,103,000	3,191,000
Accrued interest	2,857,000	375,000
Notes payable, current portion	5,484,000	5,526,000
Deferred development funds	—	2,147,000
Other current liabilities	637,000	—

Total current liabilities	20,629,000	17,581,000
Notes payable—net of current portion	22,661,000	5,979,000
Other liabilities	698,000	8,000

Total liabilities	43,988,000	23,568,000
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized, 22,691,000 and 21,745,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid in capital	367,329,000	322,052,000
Accumulated other comprehensive (loss) income	(53,000)	4,000
Accumulated deficit	(307,838,000)	(172,217,000)

Total stockholders' equity	59,438,000	149,839,000

Total liabilities and stockholders' equity	$103,426,000	$173,407,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2014	2013	2012
License income	$—	$—	$19,687,000
Sublicense expense	—	—	1,936,000

Gross margin	—	—	17,751,000
Operating expenses:
In-process research and development	52,757,000	—	—
Research and development	47,840,000	33,974,000	43,184,000
General and administrative	31,055,000	16,092,000	10,505,000

Total operating expenses	131,652,000	50,066,000	53,689,000

Loss from operations	(131,652,000)	(50,066,000)	(35,938,000)
Interest income	260,000	135,000	—
Interest expense	(4,157,000)	(1,980,000)	(441,000)
Warrant and other expense, net	(72,000)	—	(420,000)

Net loss	$(135,621,000)	$(51,911,000)	$(36,799,000)

Other comprehensive (loss) income:
Unrealized net (loss) gain on marketable securities	(57,000)	4,000	—

Comprehensive loss	$(135,678,000)	$(51,907,000)	$(36,799,000)

Per share information:
Net loss, basic and diluted	$(6.04)	$(2.71)	$(7.47)

Basic and diluted weighted average shares outstanding	22,466,000	19,150,000	4,924,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Redeemable Convertible Preferred Stock								Stockholders' Equity (Deficit)
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock
												Accumulated Other Comprehensive Income (loss)
										Par Value	Additional Paid in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares					Total
Balance at December 31, 2011	1,806,000	$902,000	3,981,000	$30,193,000	3,023,000	$40,205,000	2,692,000	$36,287,000	1,399,000	—	$2,483,000	$—	$(83,507,000)	$(81,024,000)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	51,000	—	123,000	—	—	123,000
Issuance of common stock in January 2012 at $8.22 per share for services	—	—	—	—	—	—	—	—	5,000	—	43,000	—	—	43,000
Issuance of Series D convertible preferred stock in July 2012 at $13.9040 per share for services	—	—	—	—	—	—	11,000	158,000	—	—	—	—	—	—
Issuance of common stock in October 2012 at $22.50 per share for services	—	—	—	—	—	—	—	—	63,000	—	1,414,000	—	—	1,414,000
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	1,816,000	—	—	1,816,000
Issuance of shares of common stock at $16.00 per share, net of issuance cost of $8,481,000	—	—	—	—	—	—	—	—	5,060,000	—	72,479,000	—	—	72,479,000
Conversion of convertible preferred stock into common stock	(1,806,000)	(902,000)	(3,981,000)	(30,193,000)	(3,023,000)	(40,205,000)	(2,703,000)	(36,445,000)	11,545,000	—	107,743,000	—	—	107,743,000
Reclassification of Preferred Stock Warrant Liability to additional paid in capital	—	—	—	—	—	—	—	—	—	—	3,101,000	—	—	3,101,000
Issuance of common stock due to net exercise of warrants	—	—	—	—	—	—	—	—	201,000	—	—	—	—	—
Issuance of common stock due to warrants exercised for cash	—	—	—	—	—	—	—	—	1,000	—	10,000	—	—	10,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,799,000)	(36,799,000)

Balance at December 31, 2012	—	$—	—	$—	—	$—	—	$—	18,325,000	—	$189,212,000	$—	$(120,306,000)	$68,906,000
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	495,000	—	1,338,000	—	—	1,338,000
Issuance of common stock in April 2013 at $20.14 per share for services	—	—	—	—	—	—	—	—	5,000	—	101,000	—	—	101,000
Compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	6,402,000	—	—	6,402,000
Issuance of shares of common stock at $45.75 per share, net of issuance cost of $8,591,000	—	—	—	—	—	—	—	—	2,920,000	—	124,999,000	—	—	124,999,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4,000	—	4,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(51,911,000)	(51,911,000)

Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	21,745,000	—	$322,052,000	$4,000	$(172,217,000)	$149,839,000
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	231,000	—	1,399,000	—	—	1,399,000
Issuance of common stock in connection with vesting of restricted stock units	—	—	—	—	—	—	—	—	17,000	—	—	—	—	—
Compensation expense related to stock awards	—	—	—	—	—	—	—	—	—	—	12,449,000	—	—	12,449,000
Issuance of shares of common stock in March 2014 at $45.02 per share in connection with asset acquisition	—	—	—	—	—	—	—	—	698,000	—	31,429,000	—	—	31,429,000
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(57,000)	—	(57,000)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(135,621,000)	(135,621,000)

Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	22,691,000	—	$367,329,000	$(53,000)	$(307,838,000)	$59,438,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(135,621,000)	$(51,911,000)	$(36,799,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	1,052,000	572,000	—
Amortization of debt discount and issuance cost	906,000	340,000	272,000
Depreciation	303,000	223,000	635,000
Non-cash in-process research and development	53,029,000	—	—
Revaluation of redeemable convertible preferred stock warrants	—	—	422,000
Stock-based compensation	12,449,000	6,503,000	1,857,000
Issuance of stock for licensor payment	—	—	1,572,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(106,000)	(183,000)	561,000
Restricted cash	5,062,000	10,916,000	(8,575,000)
Deferred licensor payment	—	—	352,000
Other assets	(383,000)	—	(6,000)
Accounts payable and other accrued liabilities	4,600,000	699,000	3,203,000
Deferred revenue	—	—	(3,847,000)
Deferred development funds	(2,147,000)	(12,027,000)	9,223,000
Payable to licensor	—	—	(1,560,000)
Other liabilities	1,327,000	(1,000)	2,000

Net cash used in operating activities	(59,529,000)	(44,869,000)	(32,688,000)
Investing activities
Purchases of marketable securities	(63,512,000)	(63,832,000)	—
Proceeds from sales of marketable securities	2,028,000	246,000	—
Proceeds from maturities of marketable securities	45,244,000	7,126,000	—
Investment in property and equipment	(2,056,000)	(42,000)	(190,000)

Net cash used in investing activities	(18,296,000)	(56,502,000)	(190,000)
Financing activities
Borrowings on credit facility	—	10,000,000	5,000,000
Repayment of notes payable related to credit facility	(5,866,000)	(2,759,000)	—
Proceeds from public offerings, net of issuance costs	—	124,999,000	72,479,000
Proceeds from common stock option and warrant exercises	1,399,000	1,338,000	133,000

Net cash (used in) provided by financing activities	(4,467,000)	133,578,000	77,612,000

Net (decrease) increase in cash and cash equivalents	(82,292,000)	32,207,000	44,734,000
Cash and cash equivalents at beginning of period	111,518,000	79,311,000	34,577,000

Cash and cash equivalents at end of period	$29,226,000	$111,518,000	$79,311,000

Supplemental disclosures
Issuance of redeemable convertible preferred stock warrants for senior loan facility commitment	$—	$—	$534,000
Reclassification of warrants to purchase common stock	$—	$—	$3,101,000
Conversion of convertible preferred stock to common stock	$—	$—	$107,743,000
Issuance of redeemable convertible preferred stock for licensor payment	$—	$—	$158,000
Issuance of common stock for licensor payment	$—	$—	$1,414,000
Issuance of common stock to Bayer	$31,429,000	$—	$—
Note payable issued to Bayer at fair value	$21,600,000	$—	$—
Issuance of common stock for services rendered	$—	$101,000	$43,000
Interest expense paid in cash	$768,000	$1,288,000	$147,000

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

        KYTHERA Biopharmaceuticals, Inc. ("KYTHERA" or the "Company") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. The Company's objective is to develop first-in-class, prescription aesthetic products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. The Company's initial focus is on the facial aesthetics market, which comprises the majority of the aesthetics medicine market. The Company's product candidate, ATX-101, is a potential first-in-class, injectable drug in late stage development for the treatment of submental fullness, which commonly presents as an undesirable "double chin."

        KYTHERA was originally incorporated in Delaware in June 2004 under the name Dermion, Inc. It commenced operations in August 2005 and its name was changed to AESTHERx, Inc. In July 2006, the Company changed its name to KYTHERA Biopharmaceuticals, Inc.

        Since commencement of operations in August 2005, the Company has devoted substantially all its efforts to the development of ATX-101, recruiting personnel and raising capital. In 2010, the Company entered into a License Agreement with Bayer Consumer Care AG and a Services, Research, Development and Collaboration Agreement with Bayer's Affiliate, Intendis GmbH, collectively referred to as the collaboration arrangement with Bayer. Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. On March 7, 2014, the Company entered into an agreement whereby it acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. In connection with this acquisition, the Company recorded a $52,757,000 charge for acquired in-process research and development during the quarter ended March 31, 2014. See Note 8, "Commitments, Collaborations and Contingencies" for a more detailed discussion of this acquisition.

        The accompanying consolidated financial statements for the years ended December 31, 2014, 2013, and 2012 have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Since inception in 2004, the Company has not been profitable and has incurred operating losses in each year. The Company has a limited operating history upon which you can evaluate its business and prospects. The Company has not generated any revenue from product sales to date and will continue to incur significant research and development and other expenses related to its ongoing operations. The Company has recorded net losses of $135,621,000, $51,911,000 and $36,799,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and had an accumulated deficit of $307,838,000 and $172,217,000 as of December 31, 2014 and 2013, respectively. The Company has funded its operations primarily through the sale and issuance of common and preferred stock, convertible debt, and amounts received pursuant to the collaboration arrangement with Bayer and borrowings under its credit facility. Net working capital at December 31, 2014 and 2013, was $80,530,000 and $155,695,000, respectively. The Company may continue to incur losses for the next several years. At December 31, 2014, the Company had capital resources consisting of cash and cash equivalents and marketable securities of $99,661,000. At December 31, 2014, the Company had no further borrowing capacity under its existing credit facility.

        The Company currently estimates that it has sufficient capital resources to meet its anticipated cash needs to fund its operations through at least the next twelve months. The Company expects to seek additional financing in the future to fund its operations, to expand its commercial organization in anticipation of potential commercial launch of ATX-101, and to develop additional product candidates, by selling additional equity, issuing debt or convertible debt securities. Additional funds may not be

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Basis of Presentation (Continued)

available when the Company needs them, on terms that are acceptable to the Company, or at all. If adequate funds are not available to the Company on a timely basis, it could have a negative impact on its current business plans, including timing of launch of ATX-101.

        On September 11, 2012, the Board of Directors approved a 1-for-2.6443 reverse stock split of the Company's capital stock. All share and per share information included in the accompanying consolidated financial statements has been adjusted to reflect this reverse stock split.

        On October 16, 2012, the Company completed its initial public offering ("IPO") of 5,060,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase up to 660,000 additional shares of common stock, at an offering price of $16.00 per share. The Company received net proceeds of $72,479,000, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company's outstanding shares of redeemable convertible preferred stock were automatically converted into 11,545,000 shares of common stock and warrants exercisable for redeemable convertible preferred stock were automatically converted into warrants exercisable for 365,000 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $3,101,000 to additional paid-in capital.

        In connection with the completion of its IPO, on October 16, 2012, the Company filed an amended and restated certificate of incorporation and bylaws, which, among other things, changed the number of authorized shares of common stock to 300,000,000 shares and preferred stock to 5,000,000 shares.

        On October 15, 2013, the Company completed its secondary offering of 2,623,000 shares of common stock at an offering price of $45.75 per share. On November 12, 2013, the underwriters purchased an additional 297,000 shares of common stock pursuant to their option to purchase additional shares. The Company received aggregate net proceeds of $124,999,000, after deducting the underwriting discounts, commissions and offering related transaction costs.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, KYTHERA Holdings Ltd. ("KHL"), a Bermuda corporation. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents and Marketable Securities

        All highly liquid securities with maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of December 31, 2014 and 2013, cash and cash equivalents are comprised of funds invested in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation, or FDIC. The accounts are monitored by management to mitigate the risk.

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

        Realized gains and losses on sales of marketable securities are determined on a specific identification basis and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in interest income. When securities are sold, any associated unrealized gain or loss previously reported in accumulated other comprehensive income (loss) is reclassified out of stockholders' equity and recorded in the statement of operations and comprehensive loss for the period. Accrued interest and dividends are included in interest income.

        On a quarterly basis, the Company reviews its available-for-sale securities for other-than temporary declines in fair value below the amortized cost basis. This evaluation is based on a number of factors including the length of time and extent to which the fair value has been below the cost basis and any adverse conditions related specifically to the security, including any changes to the credit rating of the security. If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and records the related charge as a reduction of interest income. No impairment charges were recognized during the years ended December 31, 2014, 2013 and 2012.

        Realized gains or losses from the sale of marketable securities for the years ended December 31, 2014 and 2013 were immaterial and there were no realized gains or losses from sales for the year

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

ended December 31, 2012. As of December 31, 2012 the Company did not have any marketable securities.

Restricted Cash

        There was no restricted cash at December 31, 2014. Restricted cash of $5,062,000 at December 31, 2013 represents restricted cash received through the collaboration arrangement with Bayer that will be used to fund certain further global development activities of ATX-101. See Note 8, "Commitments, Collaborations and Contingencies."

        Payments the Company received to fund collaboration efforts under the terms of the collaboration agreement with Bayer were recorded as restricted cash and deferred development funds, and were recognized as an offset to development expenses as the restricted cash was utilized to fund such development activities.

Property and Equipment

        Property and equipment are recorded at historical cost and consisted of the following:

	December 31,
	2014	2013
Cameras	$923,000	$923,000
Computer hardware and electronics	420,000	182,000
Leasehold improvements	1,465,000	126,000
Furniture & fixtures	345,000	108,000
Software	9,000	21,000

	3,162,000	1,360,000
Less accumulated depreciation	(1,315,000)	(1,266,000)

	$1,847,000	$94,000

        With the exception of leasehold improvements, discussed below, depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the years ended December 31, 2014, 2013 and 2012. During the year ended December 31, 2014, the Company disposed of certain assets totaling $254,000, consisting primarily of leasehold improvements and furniture and fixtures from the Company's previously leased facilities. These assets were fully depreciated at the date of disposal. The Company had no asset disposals during the years ended December 31, 2013 and 2012.

        The $1,465,000 in leasehold improvements as of December 31, 2014 relates to the leasehold improvements constructed at the Company's newly leased facility. These leasehold improvements were placed into service in August 2014 when the Company began to occupy the newly leased facility and are being depreciated on a straight-line basis over the three year lease term, which is the shorter of the improvements expected useful lives and the lease term.

        Cameras were used in the Company's clinical trials, are fully depreciated as of December 31, 2014 and are being held for disposal.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. The primary objectives for the Company's investment portfolio are the preservation of capital and the maintenance of liquidity. The Company does not enter into any investment transactions for trading or speculative purposes.

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

Stock-Based Compensation

        The Company accounts for stock options issued to employees and directors using an option pricing model for estimating fair value at the date of grant. The Company accounts for restricted stock units issued to employees at fair value based on the market price of the Company's stock on the date of grant. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method.

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

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated financial statements for accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. The fair value of cash equivalents, marketable securities and the notes payable are discussed in Note 9, "Fair Value Measurements."

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Company recognizes revenue when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

        For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has "stand-alone value" to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (TPE) and (iii) best estimate of selling price (BESP). The BESP reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. In most cases the Company expects to use TPE or BESP for allocating consideration to each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

        The Company's revenue earned during the year ended December 31, 2012 is related to the license agreement with Bayer executed in 2010. This agreement provided for various types of payments, including non-refundable upfront license fees, milestone payments, and future royalties on Bayer's net product sales of ATX-101.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Clinical Trial Accruals

        As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. The Company's objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known to us at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2014, there have been no material adjustments to the Company's prior period estimates of accrued expenses for clinical trials. The Company's clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Basic and Diluted Net Loss Per Common Share

        Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding the effects of converting redeemable preferred stock, warrants to purchase redeemable convertible preferred stock or common stock and stock options and restricted stock units outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock or common stock and stock options and restricted stock units outstanding during the period calculated in accordance with the treasury stock method. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the years ended December 31, 2014, 2013 and 2012. The calculation of weighted average diluted shares outstanding excludes the dilutive effect of redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock or common stock and stock options and restricted stock units, as the impact of such items are anti-dilutive during periods of net loss. Shares excluded from the calculation, prior to the use of the treasury stock method, unweighted, were 3,113,000, 2,335,000 and 1,956,000 at December 31, 2014, 2013 and 2012, respectively.

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

        Additionally, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, the Company establishes reserves for uncertain tax positions.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the years ended December 31, 2014 and 2013, the only component of other comprehensive income (loss) relates to net unrealized gains and losses on marketable securities. The Company had no other comprehensive income (loss) for the year ended December 31, 2012.

        There were no material reclassifications out of accumulated other comprehensive income during the years ended December 31, 2014 and 2013.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Collaboration Arrangements

        From time to time, the Company enters into certain collaboration arrangements with third parties regarding the research and development, manufacture and/or commercialization of products and product candidates. These collaborations generally provide for non-refundable, upfront license fees, research and development and commercial performance milestone payments, cost sharing and royalty payments. The collaboration agreements with third parties are performed on a "best efforts" basis with no guarantee of either technological or commercial success. The Company evaluates whether an arrangement is a collaboration arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company reevaluates whether an arrangement qualifies or continues to qualify as a collaboration arrangement whenever there is a change in the anticipated or actual ultimate commercial success of the endeavor. See Note 8, "Commitments, Collaborations and Contingencies."

Recent Accounting Pronouncements

        In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard allows for either "full retrospective" adoption, whereby the new standard is applied to each prior reporting period presented or "modified retrospective" adoption, whereby the new standard is only applied to the most current period presented with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact, including method of adoption, of the new standard on its consolidated statements of financial position and results of operations and, comprehensive income (loss) and has not yet selected a method of adoption.

        In August 2014, a new standard was issued which will require management to evaluate if there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose it in both annual and interim reporting periods. The new standard will become effective for the Company's annual filing for the period ending December 31, 2016 and interim periods thereafter, with early adoption permitted. The Company does not believe that the eventual adoption of this accounting standard will have a material impact on the Company's consolidated financial statements and related disclosures.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

3. Marketable Securities

        The Company's marketable securities held as of December 31, 2014 and 2013 are summarized below:

Type of security as of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$1,000	$—	$2,001,000
Corporate debt securities:
Financial	28,067,000	—	(19,000)	28,048,000
Industrial	20,625,000	1,000	(14,000)	20,612,000
Other	19,796,000	—	(22,000)	19,774,000

Total available-for-sale securities	$70,488,000	$2,000	$(55,000)	$70,435,000

Type of security as of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000,000	$3,000	$—	$2,003,000
Corporate debt securities:
Financial	33,192,000	13,000	(5,000)	33,200,000
Industrial	11,081,000	2,000	(3,000)	11,080,000
Other	9,263,000	—	(6,000)	9,257,000

Total available-for-sale securities	$55,536,000	$18,000	$(14,000)	$55,540,000

        The realized gains or losses from the sale of marketable securities for the year ended December 31, 2014 and December 31, 2013 were immaterial. All of the Company's available-for-sale investments that were in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months and had an aggregate fair value of $54,894,000 and $20,277,000 as of December 31, 2014 and 2013, respectively. The unrealized losses related to corporate debt securities, which the Company plans to hold until maturity, and it is more likely than not that the Company will not be required to sell prior to maturity. Due to the limited duration and severity of the loss, as well as the nature of corporate debt securities, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2014 and 2013.

        At December 31, 2014 and 2013, the Company believes that the cost basis of our available-for-sale securities were recoverable in all material respects.

        The maturities of the Company's marketable securities are as follows:

	December 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$66,863,000	$66,816,000	$33,279,000	$33,293,000
Mature after one year through two years	3,625,000	3,619,000	22,257,000	22,247,000

	$70,488,000	$70,435,000	$55,536,000	$55,540,000

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

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

        The increase in the fair value of the warrants from issuance through IPO in October of 2012, totaled $1,205,000 and has been recorded in warrant and other income (expense), net, and included $349,000 of interest expense in the statements of operations and comprehensive loss for the year ended December 31, 2012. Effective immediately prior to the closing of the Company's IPO in October of 2012, the warrants for convertible preferred stock became warrants for common stock and were reclassified to equity. All but 178 warrants were exercised during 2012, with the remaining warrants being exercised in January 2013, resulting in the net issuance of 153,000 shares of common stock.

5. Notes Payable

        Notes payable consisted of the following:

	December 31, 2014	December 31, 2013
Note payable to Bayer	$22,166,000	$—
Notes payable related to credit facility	5,979,000	11,505,000

	28,145,000	11,505,000
Less current portion	(5,484,000)	(5,526,000)

Notes payable-net of current portion	$22,661,000	$5,979,000

        Future maturities of the Notes payable as of December 31, 2014 are as follows:

2015	$5,823,000
2016	552,000
2024	51,000,000

57,375,000
Unamortized debt issuance cost	(29,230,000)

28,145,000
Current portion	(5,484,000)

Notes payable—net of current portion	$22,661,000

Note Payable to Bayer

        In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, the Company issued a $51,000,000 unsecured promissory note to Bayer. The promissory note is subordinated to amounts owed under the Company's existing credit facility. Interest is accrued at 5% per annum and is payable on the anniversary date of

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

5. Notes Payable (Continued)

the note. The Company has the option of deferring up to 80% of the accrued interest, adding any unpaid interest to the principal amount. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty.

        As the note payable to Bayer bears interest at 5%, which was below the borrowing rate available to the Company at issuance, it was recorded at its fair value of $21,600,000, which is the present value of the future cash flows assuming a borrowing rate of 15%. The difference between face value and fair value of the note was recorded as a discount and is being amortized over the life of the note utilizing the effective interest method. The balance of the note payable at December 31, 2014 is as follows:

December 31, 2014
Face value of note payable to Bayer	$51,000,000
Debt discount at date of issuance	(29,400,000)
Amortization of debt discount	566,000

Note payable to Bayer	$22,166,000

        Included in interest expense for the year ended December 31, 2014 was amortization of the debt discount of $566,000 and interest expense of $2,089,000 related to the note payable to Bayer. The balance of accrued interest expense at December, 2014 was $2,089,000 and the balance of the remaining unamortized discount was $28,834,000 at December, 2014.

Notes Payable Related to Credit Facility

        On March 21, 2011, the Company executed a debt financing agreement whereby the Company had access to borrow up to $15,000,000 of senior loan financing through January 1, 2012. Subsequently, the credit facility was amended to provide for an extension of the drawdown period through December 1, 2012, provided that it had drawn down at least $5,000,000 as of August 1, 2012. On July 23, 2012, the Company obtained an additional 60 day extension to the initial drawdown date from August 1, 2012 to October 1, 2012. For each draw, the Company shall make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn due with the last principal payment. The debt is secured by all the Company's assets, except for the Company's intellectual property, which is subject to a negative pledge agreement.

        On October 1, 2012 the Company drew $5,000,000 and in November 2012, obtained an extension allowing for the draw of the remaining $10,000,000 in $5,000,000 increments by January 31, 2013 and February 28, 2013. On January 31, 2013 the Company drew down an additional $5,000,000 of available funds under its credit facility and on February 28, 2013, the Company drew the remaining $5,000,000. As of December 31, 2014 and December 31, 2013, there was no further borrowing capacity under this facility.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

5. Notes Payable (Continued)

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

        The increase in the fair value of the Series C Preferred warrants from issuance in March 2011 through the IPO in October of 2012, totaled $55,000 and was recorded in warrant and other income (expense), net, in the statement of operations and comprehensive loss, and included expense of $91,000 for the year ended December 31, 2012. The decrease in value of the Series D Preferred warrants from issuance in December 2011 through the IPO in October of 2012 totaled $18,000 and was recorded in warrant and other income (expense), net, in the statement of operations and comprehensive loss for the year ended December 31, 2012. There was no change in the fair value of the Series D Preferred warrants during the year ended December 31, 2011 due to the timing of issuance.

        All warrants were exercised on a cashless basis in December of 2012 resulting in the net issuance of 49,000 shares of common stock and there were no warrants outstanding as of December 31, 2012.

        Included in interest expense for the years ended December 31, 2014, 2013 and 2012 was amortization of debt issuance costs of $340,000, $340,000 and $272,000 and interest expense of $1,162,000, $1,640,000 and $169,000 related to the notes payable, respectively. The balance of accrued interest expense at December 31, 2014 and 2013 was $768,000 and $375,000, respectively. The remaining unamortized debt issuance cost at December 31, 2014 and 2013 was $396,000 and $736,000, respectively.

        The credit facility includes various covenants. As of December 31, 2014 and 2013, the Company was in compliance with all covenants associated with the credit facility.

6. Redeemable Convertible Preferred Stock

        Upon the Company's IPO in October of 2012, all shares of convertible preferred stock converted into 11,545,000 shares of common stock. The Series A Preferred, Series C Preferred and Series D Preferred were converted into common stock on a 1-for-1 basis. The Series B Preferred was converted into shares of common stock on a 1-for-1.00785 basis.

Dividends

        The holders of the Preferred Stock were entitled to receive dividends, when and if declared by the board of directors. No dividends had been declared through the date of conversion.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity

Shares Reserved for Future Issuance

        Shares of the Company's common stock reserved for future issuance are as follows:

	December 31,
	2014	2013
Common stock awards outstanding	3,113,000	2,335,000
Common stock awards available for grant	1,040,000	295,000

Total common shares reserved for future issuance	4,153,000	2,630,000

Stock Awards

        In September 2012, the Company's board of directors approved the 2012 Equity Incentive Award Plan ("the 2012 Plan"), which became effective upon completion of the Company's IPO. The 2012 Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The 2012 Plan is the successor to the Amended and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the 2012 Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company's board of directors. As of December 31, 2014, 2013 and 2012, a total of 4,094,000, 3,224,000 and 2,491,000 shares, respectively, were authorized for grant under the 2012 Plan.

        In September 2014, the Company's board of directors approved the 2014 Employment Commencement Incentive Plan ("the 2014 Plan"), under which up to 900,000 shares are available for grant. The 2014 Plan provides for the granting of nonstatutory stock options, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, stock appreciation rights or other incentive awards or performance share awards to new employees as inducement to enter employment.

        Stock options may be granted with exercise prices not less than the estimated fair market value of the Company's common stock. Under the 2012 Plan, incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock ("a 10% stockholder") are exercisable up to five years from the date of grant. The 2012 Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Company's plans expire no later than ten years from the date of grant. Options granted to employees under the Company's plans vest over periods determined by the board of directors, which generally vest over four years. Additionally, the Company has granted certain performance-based stock option awards and restricted stock units that vest based on the achievement of certain predetermined milestones. Prior to the Company's IPO, the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation expert. Since the Company's IPO, the fair value of the Company's common stock is the closing share

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity (Continued)

price as reported on The NASDAQ Global Select Market on the date of grant. The fair value of the Company's common stock was determined to be $34.68, $37.35 and $30.34 at December 31, 2014, 2013 and 2012, respectively.

        The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of complex and subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to the Company's limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected life of its employee stock options using the "simplified" method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future. The Company also grants restricted stock units and the grant date fair value per share of those awards is equal to the closing stock price on the date of grant.

        The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted-average exercise price of options granted	$39.32	$25.90	$10.19
Expected volatility	70%	67%	75%
Expected term (in years)	6.1	5.9	6.1
Weighted-average risk free interest rate	1.89%	1.28%	1.05%
Expected dividends	0%	0%	0%
Weight-average grant date fair value	24.99	17.85	7.09

        The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company's estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. For the years ended December 31, 2014, 2013 and 2012, the Company applied a forfeiture rate based on the Company's historical forfeitures. No forfeiture rate was applied prior to January 1, 2011 as forfeitures prior to such date had been insignificant.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity (Continued)

        A summary of stock option activity for the years ended December 31, 2014 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Intrinsic Value
Outstanding at December 31, 2011	1,435,000	$3.78	6.76
Granted	652,000	10.19	9.28
Exercised	(51,000)	2.40		$7.56
Forfeited	(80,000)	6.31

Outstanding at December 31, 2012	1,956,000	$5.86	6.87
Granted	916,000	25.90	9.26
Exercised	(496,000)	2.75		$26.10
Forfeited	(103,000)	16.35

Outstanding at December 31, 2013	2,273,000	$14.85	7.49
Granted	1,021,000	39.32
Exercised	(231,000)	6.07		$33.80
Forfeited	(88,000)	26.29

Outstanding at December 31, 2014	2,975,000	$23.59	7.58

Vested or expected to vest at December 31, 2014	2,896,000	$23.31	7.55
Exercisable at December 31, 2014	1,278,000	$12.03	6.00

        At December 31, 2014, the aggregate intrinsic value of options outstanding, exercisable, and vested or expected to vest was $38,998,000, $29,278,000 and $38,669,000 respectively.

        The Company account for stock options issued to nonemployees using a fair value approach. The compensation costs of these arrangements are subject to remeasurement at each reporting period over the vesting terms as earned.

        No options were granted to nonemployees during the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, the Company granted nonemployees options to purchase approximately 24,000 and 16,000 shares of its common stock, respectively, at exercise prices ranging from $43.69 to $8.22 per share. Compensation expense related to nonemployee option grants of $85,000, $867,000 and $250,000 were recorded for the years ended December 31, 2014, 2013 and 2012, respectively.

        The fair value of nonemployee options in the years ended December 31, 2013 and 2012 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, volatility of 60% and 73%, maximum contractual life of ten years, and a risk-free interest rate of 1.19% and 0.67%.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity (Continued)

        The Company accounts for restricted stock units issued to employees at fair value, based on the market price of the Company's stock on the date of grant, net of estimated forfeitures. A summary of restricted stock unit activity for the years ended December 31, 2014 is as follows:

	Number of Options	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	—	$—
Granted	63,000	27.16

Outstanding at December 31, 2013	63,000	$27.16
Granted	95,000	43.47
Vested	(17,000)	28.33
Cancelled	(3,000)	44.02

Outstanding at December 31, 2014	138,000	$37.92

        The fair value of restricted stock units vested during the year ended December 31, 2014 was $667,000. No restricted stock units vested during the years ended December 31, 2013 and 2012.

        Total equity-based compensation cost recorded in the consolidated statements of operations and comprehensive loss, which includes the value of stock options, restricted stock units, and the value of stock options issued to nonemployees and directors for services is allocated as follows:

	Year Ended December 31,
	2014	2013	2012
Research and development	$6,371,000	$3,869,000	$904,000
General and administrative	6,078,000	2,634,000	953,000

	$12,449,000	$6,503,000	$1,857,000

        As of December 31, 2014, there was $26,271,000 of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 2.91 years and $2,360,000 related to restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 0.86 years. For stock awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

8. Commitments, Collaborations and Contingencies

Commitments

        The Company leases its facilities under operating leases.

        In March 2014, the Company entered into a facility lease agreement for 24,475 square feet of office space in Westlake Village, CA with a monthly base rent of $62,000 subject to annual fixed rate escalation increases of 3% for a term of 36 months beginning on August 1, 2014 with an option to renew for an additional 36 months. The lease includes an additional 8,723 square feet commencing no later than April 1, 2015 at the same rate per square foot, which the Company occupied in November 2014. The Company recognizes rent expense on a straight-line basis for the full amount of the commitment, including the minimum rent increases over the life of the lease. The lease agreement

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

8. Commitments, Collaborations and Contingencies (Continued)

provides for free rent for three months for the initial lease space and until April 1, 2015 on the additional space, as well as leasehold improvement allowances of $319,000. These lease incentives were accounted for as deferred rent and are amortized to rent expense over the life of the lease. Under the terms of the lease agreement, the Company expects to incur net rent expense associated with this lease of $854,000 per year.

        Rent expense under the Company's operating leases for the years ended December 31, 2014, 2013 and 2012, was $741,000, $409,000 and $379,000, respectively.

        Future minimum lease payments are as follows at December 31, 2014:

Operating Leases
Years ended December 31:
2015	$962,000
2016	1,059,000
2017	629,000

Total future minimum lease payments	$2,650,000

Collaboration Arrangements

        From time to time, the Company enters into collaborative arrangements for its research and development and manufacturing activities. Each collaboration is unique in nature and the Company's significant agreements are discussed below.

Bayer

        In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provides Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer's affiliate, Intendis GmbH. These agreements are referred to jointly as the collaboration arrangement with Bayer, and Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer. In connection with the entry into the collaboration arrangement, Bayer paid the Company an upfront license fee of approximately $21,319,000 and approximately $22,247,000 for research and development to fund a portion of Bayer's European Phase III clinical trials. The Company received a contingent event-based payments of $15,800,000 on May 31, 2012, triggered by the completion of Bayer's European Phase III clinical trial for ATX-101, the receipt of two consecutive validated manufacturing lots and Bayer's subsequent decision to pursue continued development and seek regulatory approval of ATX-101. This amount was recorded as revenue upon receipt as all revenue recognition criteria had been met. At this time, Bayer also elected to pursue additional research and development activities related to ATX-101, which are distinct from the original development activities, and subsequently funded $17,400,000 for these additional Bayer development activities. In March 2014, the Company acquired the rights to ATX-101 outside the United States and Canada from Bayer and no longer expects to recognize revenue from Bayer.

        License fees of $21,319,000 were deferred and recognized on a straight-line basis over period of substantial involvement in collaboration activities that were required to be conducted relative to the

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

8. Commitments, Collaborations and Contingencies (Continued)

upfront license fee and development funds received from Bayer. These activities were completed as of May 31, 2012.

        Amounts to fund collaboration efforts of $22,247,000 and $17,400,000 were recorded as restricted cash and deferred development funds and recognized as an offset to research and development expenses as the restricted cash was utilized to fund development activities. Amounts recognized as offsets to research and development expense were $3,570,000, $11,739,000 and $10,075,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

        Deferred development funds remaining at the time that the Company purchased the rights to ATX-101 outside of the United States and Canada in March 2014 of $967,000 were no longer considered restricted cash and were deducted from the one-time charge to in-process research and development, reducing the in-process research and development expense recorded in March 2014.

        In March 2014, the Company entered into an agreement whereby it acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. Under the new agreement, KYTHERA Holdings Ltd., a wholly-owned Bermuda subsidiary of the Company, purchased these rights. As a result of this agreement, Bayer was issued 698,103 shares of the Company's common stock valued at $33,000,000 based on an average closing stock price of $47.27 over a period set forth in the agreement. Additionally, the Company issued an unsecured promissory note for $51,000,000, which is subordinated to amounts owed under the Company's existing credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123,800,000 upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. As of December 31, 2014, the achievement of the related sales levels is not considered to be probable.

        The acquisition date costs allocated to the acquired rights consists of the following:

Fair value of common stock issued	$31,429,000
Fair value of note payable to Bayer	21,600,000
Other	(272,000)

Total in-process research and development	$52,757,000

        The fair value of the common stock issued is based on the closing price of the Company's common stock on the acquisition date of $45.02 per share. As the note payable to Bayer includes an interest rate which was below the borrowing rate available to the Company at issuance, it was recorded at its fair value of $21,600,000, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates the market rate for debt with similar terms and consideration of default and credit risk. Other represents the net impact of the reduction in costs resulting from the residual restricted cash of $967,000 that reverted to the Company, partially offset by $695,000 of transaction costs related to the acquisition.

        This transaction was accounted for as an acquisition of a group of assets. As the acquired rights to ATX-101, represent acquired-in-process research and development, with no alternative future uses, the costs allocated to such rights, $52,757,000, were immediately expensed upon acquisition and reflected as in-process research and development in the consolidated statement of operations and comprehensive loss. This charge is considered to be a component of research and development expense.

        See Note 5, "Notes Payable" for a more detailed discussion of the promissory note.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

8. Commitments, Collaborations and Contingencies (Continued)

Los Angeles Biomedical Research

        In August 2005, the Company entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, or LA Biomed, pursuant to which it obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to the use of the active ingredient in ATX-101. The exclusive license requires the Company to pay LA Biomed a milestone payment of $500,000 upon receipt of initial marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to a total of $5,000,000, 50% of which the Company may elect to satisfy through the issuance of capital stock. Additionally, upon commercialization of a licensed product or service, the Company is obligated to pay low- to mid- single digit royalties on net product sales of ATX- 101. The Company may terminate this license without penalty upon 90 days' notice to LA Biomed and LA Biomed may terminate the license in certain circumstances if the Company fails to perform, or violates any term of the agreement, subject to applicable cure provisions. Subject to default by the Company or termination, the license remains in effect until the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned.

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

Supply Arrangements

Pfizer, Inc.

        The Company currently has an exclusive supply agreement with Pfizer, Inc., or Pfizer, as the single-source supplier of a key raw material for ATX-101. The agreement with Pfizer expires in December 2016. The agreement can also be terminated prior to expiration by either party (i) upon 60 days' written notice of an uncured material breach, (ii) upon 24 months' written notice, (ii) the bankruptcy or insolvency of the other party or (iv) by Pfizer if the Company abandons development of ATX-101. The Company is not required to purchase any minimum or specific quantities from Pfizer, however, any purchase of the key starting material must be made from Pfizer. Payments are due to Pfizer 30 days after receipt of an invoice following shipment of the material.

Hospira, Inc.

        In November 2010, the Company entered into a long-term agreement with Hospira, Inc., or Hospira, as its drug product fill/finish supplier. The initial term of the agreement expires five years after the first day of the month after our first bona fide sale of ATX-101 to a non-affiliate customer after ATX-101 receives regulatory approval, and may be extended for additional and successive two year terms. The agreement may be terminated prior to expiration by either party upon 24 months' written notice. The agreement may also be terminated by either party upon 60 days' written notice of an uncured material breach, the bankruptcy or insolvency of the other party or upon notice that the

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

8. Commitments, Collaborations and Contingencies (Continued)

other party is unable to perform for 180 days due to a force majeure. The Company is not required to purchase any minimum or specific quantities from Hospira; however, if ATX-101 is approved, Hospira has the right to be the Company's sole provider of drug product for a period of three year following commercialization, and, following the completion of the third year, the right to provide no less than seventy-five percent of the Company's total annual requirement of drug product. Payments are due to Hospira 30 days after receipt of an invoice or, with respect to certain pre- specified events, upon completion of such event.

Contingencies

        The Company is subject to certain legal proceedings, complaints and claims arising out of the conduct of its business. In accordance with ASC 450, Contingencies ("ASC 450"), the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. Since the Company believes that it has provided adequate reserves, when necessary, it anticipates that the ultimate outcome of any matters currently pending against the Company will not materially affect the consolidated financial position, results of operations or consolidated cash flows of the Company.

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

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements (Continued)

        At December 31, 2014 and 2013, the Company had cash equivalents comprised of U.S. Treasury securities money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. These securities are investment grade with maturity dates of two years or less from the balance sheet date. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2014 and 2013.

        The following fair value hierarchy table presents information about each major category of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Cash equivalents	$22,691,000	$—	$—	$22,691,000
U.S. government agency securities	—	2,001,000	—	2,001,000
Corporate debt securities	—	68,434,000	—	68,434,000

Total	$22,691,000	$70,435,000	$—	$93,126,000

	Fair Value Measurement at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Cash equivalents	$95,537,000	$—	$—	$95,537,000
U.S. government agency securities	—	2,003,000	—	2,003,000
Corporate debt securities	—	53,537,000	—	53,537,000

Total	$95,537,000	$55,540,000	$—	$151,077,000

        The Company has notes payable, which are liabilities for which fair value is disclosed as of December 31, 2014 and 2013. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the Company believes that the carrying value of the notes payable related to the credit facility (Level 2) approximates its fair value at December 31, 2014 and 2013. At December 31, 2014, the Company had a note payable with Bayer at a

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

9. Fair Value Measurements (Continued)

below market interest rate of 5%. The carrying value of the note was calculated assuming a discount rate of 15% based on an analysis to determine the market rate available to the Company for similar debt at issuance. Based on an analysis of various factors at December 31, 2014, including the Company's cost of equity, the effective interest rate on the credit facility notes payable, the rate of public company structured debt arrangements for companies at a similar stage, its subordinated nature, other debt issuance by investment firms to similar companies and management's judgment, the Company believes that the carrying value of this note payable approximates its fair value. Since several of the factors analyzed are considered to be unobservable inputs, this is considered to be a Level 3 valuation.

        The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts.

10. 401(k) Savings Plan

        In 2006, the Company sponsored a defined contribution savings plan under Section 401(k) of the Internal Revenue Code ("the 401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches a percentage of its eligible employees' contributions. For the years ended December 31, 2014, 2013 and 2012, the total amounts included in expense for its contributions were $362,000, $341,000 and $208,000, respectively.

11. Income Taxes

        There is no provision for income taxes because the Company has incurred operating losses since inception. At December 31, 2014, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

        The Company recorded net deferred tax assets of approximately $94,691,000 and $73,687,000 as of December 31, 2014 and 2013, respectively, which have been fully offset by a valuation allowance due to uncertainties surrounding its ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of federal and state tax net operating losses, or NOL carryforwards, R&D credit carryforwards, stock compensation and start-up expenditures. As of December 31, 2014, the Company has federal and California NOL carryforwards of approximately $219,792,000 and $215,159,000, which will begin to expire in 2025 and 2015, respectively. Of these deferred tax assets, approximately $9,655,000 will be credited directly to additional paid in capital. At December 31, 2014, the Company has federal and state tax credit carryforwards of approximately $8,773,000 and $5,957,000 available to reduce future federal and state tax liability, respectively. The federal tax credits begin to expire in 2026. Under California law, California tax credits do not have an expiration date.

        In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a "Section 382 ownership change"), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company's stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. The Company has determined that ownership changes have occurred in prior years which, after limitations, the Company expects will not materially impact future utilization of the NOL carryforwards. The ability of the Company to use its remaining NOL carryforwards may be further limited or lost if the Company experiences additional Section 382 ownership changes as a result of future changes in its stock ownership.

        The components of deferred tax assets at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$83,436,000	$57,010,000
Research tax credits	10,799,000	8,652,000
Stock compensation	6,499,000	2,447,000
Start-up expenditures	4,767,000	5,214,000
Depreciation	142,000	204,000
Accruals	534,000	160,000

Total gross deferred tax assets	106,177,000	73,687,000
Less: valuation allowance	(94,691,000)	(73,687,000)

Net deferred tax assets	11,486,000	—

Deferred tax liabilities:
Discount on note payable	(11,486,000)	—

Total deferred tax liabilities	(11,486,000)	—

Net deferred income taxes:	$0	$0

        The components of the net income tax benefit for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Benefit for income taxes
Current	$—	$—	$—
Deferred	32,716,000	24,240,000	14,913,000
Valuation allowance	(32,716,000)	(24,240,000)	(14,913,000)

Net income tax benefit	$—	$—	$—

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Income tax benefit at statutory rate	$46,111,000	$17,650,000	$12,512,000
State income taxes, net of federal benefit	5,262,000	2,918,000	1,980,000
Research & development credits	1,308,000	1,839,000	542,000
Return to provision adjustments	—	2,022,000	475,000
Permanent items	(18,000)	(189,000)	(596,000)
Foreign rate differential	(19,947,000)	—	—
Valuation allowance	(32,716,000)	(24,240,000)	(14,913,000)

Net benefit	$—	$—	$—

        The reconciliation of the total gross amounts of unrecognized tax benefits "UTBs" (excluding interest, penalties, and the federal tax benefit of state taxes related to UTBs) for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Balance at beginning of year	$1,527,000	$842,000	$655,000
Increases/Decreases based on tax positions related to current year	455,000	685,000	187,000
Increases for tax positions of prior years	227,000	—	—
Settlements	—	—	—

Balance at end of year	$2,209,000	$1,527,000	$842,000

        If all of the UTBs were recognized, it would impact the Company's effective tax rate.

        The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2014, 2013 and 2012.

        The Company files income tax returns in the U.S. federal and California jurisdictions. The Company is subject to federal and California tax examination since inception.

12. Selected Quarterly Financial Data (unaudited)

        The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements (Continued)

12. Selected Quarterly Financial Data (unaudited) (Continued)

statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total operating expenses(1)	$68,858,000	$18,326,000	$21,311,000	$23,157,000
Other income (expense), net	(587,000)	(1,156,000)	(1,160,000)	(1,066,000)
Net loss	(69,445,000)	(19,482,000)	(22,471,000)	(24,223,000)
Net loss per share, basic and diluted	$(3.18)	$(0.86)	$(0.99)	$(1.07)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Total operating expenses	$13,759,000	$11,740,000	$11,004,000	$13,563,000
Other income (expense), net	(367,000)	(518,000)	(505,000)	(455,000)
Net loss	(14,126,000)	(12,258,000)	(11,509,000)	(14,018,000)
Net loss per share, basic and diluted	$(0.77)	$(0.67)	$(0.62)	$(0.66)

(1)
Included in operating expenses for the first quarter of the year ended December 31, 2014 is a charge of in-process research and development of $52,757,000. See Note 8 "Commitments, Collaborations and Contingencies".

13. Subsequent Events (unaudited)

        In February 2015, the Company entered into a licensing arrangement with Actelion and University of Pennsylvania pursuant to which it obtained exclusive worldwide rights to setipiprant, a clinical-stage selective and potent oral antagonist to the prostaglandin D2 (PGD2) receptor and exclusive worldwide rights to certain patent rights owned by the University of Pennsylvania covering the use of PGD2 receptor antagonists for the treatment of hair loss. As part of the agreement, Actelion received an initial payment of $1,500,000 and will be eligible to receive up to an additional $25,500,000 in potential development and regulatory milestones, as well as royalties on sales if setipiprant is successfully commercialized. University of Pennsylvania will receive an initial payment of $100,000, certain annual license maintenance fees beginning in the third year of the agreement, as well as is eligible to receive up to $4,125,000 in milestone payments and royalties on sales of products commercialized under the patents provided for in the agreement.

        In January 2015, the Company into a three year distribution services agreement with Besse Medical for the distribution of ATX-101 in the United States, with consecutive automatic extensions of one year unless either party provides written notice of intent not to renew the agreement within 180 days. We expect that Besse Medical will be the exclusive reseller of the product in the United States, subject to the Company's ability to sell directly to healthcare providers. The Company intends to sell ATX-101 to Besse at a fixed price, subject to certain adjustments and cost-sharing provisions.

        In February 2015, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 681,844 shares of common stock to become issuable under the Company's 2015 Employee Stock Purchase Plan, which remains subject to shareholder approval.