Form 10-Q
period 2015-03-31
KYTHERA BIOPHARMACEUTICALS INC
filed 2015-05-07
CIK 1436304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 6, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 25,809,307.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

On April 29, 2015, the U.S. Food and Drug Administration (“FDA”) approved our New Drug Application (“NDA”) for our product ATX-101.  ATX-101 will be marketed in the United States under the trade name KYBELLATM.  ATX-101 has not been approved for commercial use outside of the United States. In this Quarterly Report, when we refer to ATX-101 in the United States we are referring to KYBELLATM. When we refer to ATX-101 outside of the United States, we are referring to the product candidate, ATX-101.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,870	$29,226
Marketable securities	45,798	70,435
Prepaid expenses and other current assets	1,278	1,498
Total current assets	212,946	101,159
Property and equipment, net	1,942	1,847
Other assets	413	420
Total assets	$215,301	$103,426

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,414	$4,690
Accrued personnel costs	2,885	4,858
Accrued costs for services	3,100	2,103
Accrued interest	998	2,857
Notes payable, current portion	4,518	5,484
Other current liabilities	621	637
Total current liabilities	19,536	20,629
Notes payable—net of current portion	24,396	22,661
Other liabilities	699	698
Total liabilities	44,631	43,988
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.00001 par value, 300,000 shares authorized, 25,799 and 22,691 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid in capital	507,335	367,329
Accumulated other comprehensive loss	(15)	(53)
Accumulated deficit	(336,650)	(307,838)
Total stockholders’ equity	170,670	59,438
Total liabilities and stockholders’ equity	$215,301	$103,426

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Operating expenses:
In-process research and development	$—	$52,757
Research and development	15,266	9,980
Selling, general and administrative	12,496	6,121
Total operating expenses	27,762	68,858
Loss from operations	(27,762)	(68,858)
Interest income	29	67
Interest expense	(1,079)	(654)
Net loss	$(28,812)	$(69,445)
Other comprehensive (loss) income:
Unrealized net gain on marketable securities	38	8
Comprehensive loss	$(28,774)	$(69,437)
Per share information:
Net loss, basic and diluted	$(1.24)	$(3.18)

Basic and diluted weighted average shares outstanding	23,240	21,836

See accompanying notes

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(28,812)	$(69,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	246	265
Amortization of debt discount and issuance cost	275	130
Depreciation	173	28
Non-cash in-process research and development	—	53,029
Stock-based compensation	4,432	2,911
Changes in assets and liabilities:
Prepaid expenses and other current assets	220	(1,767)
Restricted cash	—	3,888
Other assets	7	—
Accounts payable and other accrued liabilities	1,616	(1,906)
Deferred development funds	—	(2,147)
Other liabilities	(15)	(2)
Net cash used in operating activities	(21,858)	(15,016)
Investing activities
Purchases of marketable securities	—	(9,605)
Proceeds from sales of marketable securities	1,929	279
Proceeds from maturities of marketable securities	22,500	6,375
Investment in property and equipment	(268)	(42)
Net cash provided by (used in) investing activities	24,161	(2,993)
Financing activities
Repayment of notes payable	(1,546)	(1,420)
Proceeds from public offering, net of issuance costs	134,973	—
Proceeds from common stock option exercises	914	1,080
Net cash provided by (used in) financing activities	134,341	(340)
Net increase (decrease) in cash and cash equivalents	136,644	(18,349)
Cash and cash equivalents at beginning of period	29,226	111,518
Cash and cash equivalents at end of period	$165,870	$93,169
Supplemental disclosures
Issuance of common stock to Bayer	$—	$31,429
Note payable issued to Bayer at fair value	$—	$21,600

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(unaudited)

1. Organization

KYTHERA Biopharmaceuticals, Inc. (“KYTHERA” or the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. The Company’s objective is to develop first-in-class, prescription aesthetic products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. The Company’s initial focus is on the facial aesthetics market, which comprises the majority of the aesthetics medicine market. The Company’s product candidate, ATX-101, is a potential first-in-class, injectable drug for the reduction of submental fullness, which commonly presents as an undesirable “double chin.”

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities Exchange Commission (“SEC”).

In March 2015, the Company sold 2.6 million shares of common stock, $0.00001 par value per share, in an underwritten public offering at a price to the public of $48.00 per share. The underwriters purchased an additional 391 thousand shares of common stock pursuant to their option to purchase additional shares. The Company received aggregate net proceeds of approximately $134.7 million, after deducting the underwriting discounts and offering related transaction costs incurred. The shares were issued pursuant to registration statement on Form S-3, as amended and supplemented.

2. Summary of Significant Accounting Policies and Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

The accompanying financial information for the three months ended March 31, 2015 and March 31, 2014 are unaudited. The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, KYTHERA Holdings Ltd. (“KHL”), a Bermuda corporation.  Intercompany accounts and transactions have been eliminated in consolidation.  These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our condensed consolidated statement of financial position as of March 31, 2015, our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 and our condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Cash and Cash Equivalents and Marketable Securities

All highly liquid securities with maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of March 31, 2015 and December 31, 2014, cash and cash equivalents were comprised of funds invested in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation, “FDIC”. The accounts are monitored by management to mitigate the risk.

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

On a quarterly basis, the Company reviews the available-for-sale securities for other-than-temporary declines in fair value below the amortized cost basis. This evaluation is based on a number of factors including the length of time and extent to which the fair value has been below the cost basis and any adverse conditions related specifically to the security, including any changes to the credit rating of the security. If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and records the related charge as a reduction of interest income. No impairment charges were recognized for the three months ended March 31, 2015 and 2014.

Property and Equipment

Property and equipment are recorded at historical cost and consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Cameras	$923	$923
Computer hardware and electronics	475	420
Furniture and fixtures	345	345
Software	41	9
Leasehold improvements	1,465	1,465
Construction in process	181	—
	3,430	3,162
Less accumulated depreciation	(1,488)	(1,315)
	$1,942	$1,847

Except for leasehold improvements, depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). Leasehold improvements are being depreciated on a straight line basis over the three year lease term, which is the shorter of the improvements expected useful lives and the lease term.

The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company had no impairments or disposals during the three months ended March 31, 2015 and 2014.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the three months ended March 31, 2015 and 2014, the only component of other comprehensive income (loss) is net unrealized gains on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. The FASB voted on April 1, 2015 to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). For U.S. GAAP public entities, the proposed deferral would result in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Calendar year-end public entities would therefore be required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The new standard allows for either “full retrospective” adoption, whereby the new standard is applied to each prior reporting period presented or “modified retrospective” adoption, whereby the new standard is only applied to the most current period presented with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on its consolidated statements of financial position and results of operations and comprehensive income (loss) and has not yet selected a transition method.

In August 2014, a new standard was issued which will require management to evaluate if there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose it in both annual and interim reporting periods. The new standard will become effective for the Company’s annual filing for the period ending December 31, 2016 and interim periods thereafter, with early adoption permitted. The Company does not believe the adoption of this accounting standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Marketable Securities

The Company’s marketable securities held as of March 31, 2015 and December 31, 2014 are summarized below (in thousands):

Type of security as of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities:
Financial	$17,969	$—	$(6)	$17,963
Industrial	10,048	1	(5)	10,044
Other	17,796	1	(6)	17,791
Total available-for-sale securities	$45,813	$2	$(17)	$45,798

Type of security as of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$2,000	$1	$—	$2,001
Corporate debt securities:
Financial	28,067	—	(19)	28,048
Industrial	20,625	1	(14)	20,612
Other	19,796	—	(22)	19,774
Total available-for-sale securities	$70,488	$2	$(55)	$70,435

There were no material realized gains or losses from the sale of marketable securities during the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, the Company believes that the cost basis of our available-for-sale securities were recoverable in all material respects. The unrealized losses as of March 31, 2015 and December 31, 2014 are related to corporate debt securities which the Company has the intent and ability to hold until maturity. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

The maturities of the Company’s marketable securities are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mature in one year or less	$45,514	$45,499	$66,863	$66,816
Mature after one year through two years	299	299	3,625	3,619
	$45,813	$45,798	$70,488	$70,435

4. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Note payable to Bayer	$24,396	$22,166
Notes payable related to credit facility	4,518	5,979
	28,914	28,145
Less current portion	(4,518)	(5,484)
Notes payable-net of current portion	$24,396	$22,661

Note Payable to Bayer

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, the Company issued a $51.0 million unsecured promissory note to Bayer Consumer Care AG “Bayer”.  The promissory note was subordinated to amounts owed under the Company’s credit facility.  Interest is accrued at 5% per annum and is payable on the anniversary date of the note.  The Company has the option of deferring 80% of the accrued interest, adding any unpaid interest to the principal amount. In connection with the interest payment due in March 2015, the Company paid $510 thousand and elected to defer the remainder of the amount due of $2.0 million, which was then added to the outstanding principal balance of the note. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty.

As the note payable to Bayer bears interest at 5%, which was below the borrowing rate available to the Company at issuance, it was recorded at its fair value of $21.6 million, which is the present value of the future cash flows assuming a borrowing rate of 15%. The difference between face value of $51.0 million and the initial fair value of the note was recorded as a discount and is being amortized over the life of the note utilizing the effective interest method.

Included in interest expense for the three months ended March 31, 2015 and 2014 was amortization of the debt discount of $190 thousand and $45 thousand, respectively, and interest expense of $635 thousand and $168 thousand, respectively, related to the note payable to Bayer. The balance of accrued interest expense at March 31, 2015 and December 31, 2014 was $174 thousand and $2.1 million, respectively. The balance of the remaining unamortized discount at March 31, 2015 and December 31, 2014 was $28.6 million and $28.8 million, respectively.

Notes Payable Related to Credit Facility

On March 21, 2011, the Company executed a debt financing agreement whereby the Company had access to borrow up to $15.0 million of senior loan financing through January 1, 2012. Subsequently, the credit facility was amended to provide for an extension of the drawdown period through February 28, 2013. For each draw, the Company was required to make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn due with the last principal payment. Interest expense related to the notes payable is being recorded over the term of the notes utilizing the effective interest method.  The debt is secured by all the Company’s assets, except for the Company’s intellectual property, which is subject to a negative pledge agreement. Amounts due under the credit facility may be repaid at any time.

On October 1, 2012, the Company drew $5.0 million and in November 2012, obtained an extension allowing for the draw of the remaining $10.0 million in $5.0 million increments by January 31, 2013 and February 28, 2013. On January 31, 2013 the Company drew down an additional $5.0 million of available funds under its credit facility and on February 28, 2013, the Company drew the remaining $5.0 million.   As of March 31, 2015 $15.0 million had been drawn and there was no further borrowing capacity under this facility.

Upon entry into the debt financing agreement, the Company issued warrants to purchase 34,000 shares of Series C redeemable convertible preferred stock (“Series C Preferred”) at an exercise price of $13.3530 per share. Upon extension of the credit facility in December 2011, the Company issued a warrant to purchase up to an additional 86,000 shares of its Series D redeemable convertible preferred stock (“Series D Preferred”) at an exercise price of $13.9040 per share. The estimated fair value of the warrants at issuance were recorded as a deferred financing cost offsetting the notes payable liability and is being amortized to interest expense over the expected term of the loan.

Included in interest expense for the three months ended March 31, 2015 and 2014 was amortization of debt issuance costs of $85 thousand, for both periods, and interest expense of $169 thousand and $356 thousand, respectively, related to the notes payable. The balance of accrued interest expense at March 31, 2015 and December 31, 2014 was $824 thousand and $768 thousand, respectively. The remaining unamortized debt issuance cost at March 31, 2015 and December 31, 2014 was $311 thousand and $396 thousand, respectively.

See Note 10 “Subsequent Events” regarding the credit facility.

5. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows (in thousands):

March 31, 2015
Common stock awards outstanding	4,018
Common stock awards available for grant	929
Total common shares reserved for future issuance	4,947

ESPP

In January 2015, the Board approved the 2015 Employee Stock Purchase Plan (“ESPP”), subject to approval by the Company’s shareholders at the annual meeting on June 2, 2015.  The proposed number of shares to be reserved under the plan are 682 thousand, which are not included in the shares reserved for future issuance until the plan is approved. Under the ESPP, employees are offered the option to purchase discounted shares of common stock during six-month offering periods commencing on each March 20 and September 20 following the effective date of the ESPP, except that the first offering period commenced on February 20, 2015 and will end on September 19, 2015. Shares are purchased on the applicable exercise date, generally the last trading day of each offering period. The option price per share of common stock to be paid by a participant upon exercise shall be equal to 85% of the lower of fair market value of the Company’s common stock on either the grant date or the exercise date.

Stock Awards

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Award Plan (“the 2012 Plan”), which became effective upon completion of the Company’s IPO. The 2012 Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The 2012 Plan is the successor to the Amended and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the 2012 Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. As of March 31, 2015 and December 31, 2014, a total of 5.0 million and 4.1 million shares, respectively, were authorized for grant under the Plan.

In September 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan (“the 2014 Plan”), under which up to 900 thousand shares are available for grant. The 2014 Plan provides for the granting of nonstatutory stock options, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, stock appreciation rights or other incentive awards or performance share awards to new employees as inducement to enter employment.

Stock options may be granted with exercise prices not less than the estimated fair market value of the Company’s common stock. Under the 2012 Plan, incentive stock options granted to individuals owning more than 10% of the total combined voting power of all classes of stock (“a 10% stockholder”) are exercisable up to five years from the date of grant. The 2012 Plan provides that the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the estimated fair value of the common stock on the date of grant. Except as set forth above, options granted under the Company’s plans expire no later than ten years from the date of grant. Options granted to employees under the Company’s plans vest over periods determined by the board of directors, which generally vest over four years. Additionally, the Company has granted certain performance-based stock option awards and restricted stock units that vest based on the achievement of certain predetermined milestones. Prior to the Company’s initial public offering (IPO), the board of directors determined the estimated fair value of its common stock based on assistance from an independent third-party valuation expert. Since the Company’s IPO, the fair market value of its common stock is the closing share price as reported on the NASDAQ Global Select Market on the date of grant.

The Company estimates the fair value of its stock-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of complex and subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. In the past, due to a relatively short amount of company specific historical and implied volatility data, the Company’s estimate of expected volatility was based on the historical volatility of a group of industry peer companies that are publicly traded. As of January 1, 2015, the Company had a sufficient amount of historical information regarding the volatility of its own stock in public markets to rely in part on its own volatility as well as the volatility of the industry peer companies.  When selecting the industry peers, the Company considers enterprise value, risk profiles, position within the industry, and historical public share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices during the equivalent period of the calculated expected term of the stock-based awards. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future. The Company accounts for stock options issued to nonemployees using a fair value approach.  The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. The Company also grants restricted stock units and the grant date fair value per share of those awards is equal to the closing stock price on the date of grant.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical experience to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. To date, such differences have not been material. For the three months ended March 31, 2015 and 2014, the Company applied forfeiture rates based on the Company’s historical forfeitures.

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price

Outstanding at December 31, 2014	2,975	$23.59
Granted	1,013	38.87
Exercised	(101)	9.06
Cancelled	(10)	29.47
Outstanding at March 31, 2015	3,877	$27.93

A summary of restricted stock unit (RSU) activity for the three months ended March 31, 2015 is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2014	138	$37.92
Granted	16	45.08
Vested	(12)	22.49
Cancelled	(1)	44.02
Outstanding at March 31, 2015	141	$40.06

Total equity-based compensation cost recorded in the condensed consolidated statements of operations and comprehensive loss, which includes the value of stock options and RSUs is allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$2,048	$1,488
Selling, general and administrative	2,384	1,423
	$4,432	$2,911

As of March 31, 2015, there was $45.6 million of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 3.23 years and $2.3 million related to restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 1.13 years. For stock option and restricted stock unit awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

6. Collaborations, Licensing and Contingencies

Collaboration Arrangements

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are both: (i) active participants in the activity; and (ii) exposed to significant risks and rewards. From time to time, the Company enters into collaborative arrangements and other licensing agreements for its research and development and manufacturing activities. Each is unique in nature and the Company’s significant agreements are discussed below.

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

In March 2014, the Company entered into an agreement whereby it acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer.  Under the new agreement, KYTHERA Holdings Ltd., a wholly-owned Bermuda subsidiary of the Company, purchased these rights. As a result of this agreement, Bayer was issued 698 thousand shares of the Company’s common stock valued at $33.0 million based on an average closing stock price of $47.27 over a period set forth in the agreement.  Additionally, the Company issued an unsecured promissory note for $51.0 million, which was subordinated to amounts owed under the Company’s credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada.  As of March 31, 2015, the achievement of the related sales levels is not considered to be probable.

The acquisition date costs allocated to the acquired rights consists of the following (in thousands):

Fair value of common stock issued	$31,429
Fair value of note payable to Bayer	21,600
Other	(272)
Total in-process research and development	$52,757

The fair value of the common stock issued is based on the closing price of our common stock on the acquisition date of $45.02 per share. As the note payable to Bayer includes an interest rate which was below the borrowing rate available to the Company at issuance, it was recorded at its fair value of $21.6 million, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates the market rate for debt with similar terms and consideration of default and credit risk. Other represents the net impact of the reduction in costs resulting from the residual restricted cash of $967 thousand that reverted to the Company, partially offset by $695 thousand of transaction costs related to the acquisition.

This transaction was accounted for as an acquisition of a group of assets.  As the acquired rights to ATX-101, represent acquired-in-process research and development, with no alternative future uses, the costs allocated to such rights, $52.8 million, were immediately expensed upon acquisition and reflected as in-process research and development in the condensed consolidated statement of operations and comprehensive loss.  This charge is considered to be a component of research and development expense.

See Note 4, “Notes Payable” for a more detailed discussion of the promissory note.

Actelion Pharmaceuticals Ltd. and the Trustees of the University of Pennsylvania

In February 2015, the Company entered into a licensing arrangement with Actelion Pharmaceuticals Ltd. (“Actelion”) and the Trustees of the University of Pennsylvania (“University of Pennsylvania”) pursuant to which it obtained exclusive worldwide rights to setipiprant, a clinical-stage selective and potent oral antagonist to the prostaglandin D2 (PGD2) receptor and exclusive worldwide rights to certain patent rights owned by the University of Pennsylvania covering the use of PGD2 receptor antagonists for the treatment of hair loss. As part of the agreement, Actelion received an initial payment of $1.5 million and will be eligible to receive up to an additional $25.5 million in potential development and regulatory milestones, as well as royalties on sales if setipiprant is successfully commercialized. The $1.5 million was paid during the three months ended March 31, 2015 and is included in research and development expense in the accompanying condensed consolidated statement of operations and comprehensive loss. University of Pennsylvania will receive an initial payment of $100 thousand, certain annual license maintenance fees beginning in the third year of the agreement, as well as is eligible to receive up to $4.1 million in milestone payments and royalties on sales of products commercialized under the patents provided for in the agreement. As of March 31, 2015, the achievement of the related milestones is not considered to be probable.

Los Angeles Biomedical Research Institute

In August 2005, the Company entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center, (“LA Biomed”), pursuant to which it obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to the use of the active ingredient in ATX-101. The exclusive license requires the Company to pay LA Biomed a milestone payment of $500 thousand upon receipt of marketing approval of ATX-101, as well as non-royalty sublicense fees equal to 10% of any sublicense income, up to a total of $5.0 million, 50% of which the Company may elect to satisfy through the issuance of capital stock, of which $3.6 million has been incurred and paid. Additionally, upon commercialization of a licensed product or service, the Company is obligated to pay low- to mid- single digit royalties on net product sales of ATX-101.

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

At March 31, 2015 and December 31, 2014, the Company had cash equivalents comprised of money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. These securities are investment grade with maturity dates of two years or less from the balance sheet date.  The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.  There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2015 and 2014.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands).

	Fair Value Measurement at March 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Assets:
Cash equivalents	$154,959	$—	$—	$154,959
Corporate debt securities	—	45,798	—	45,798
Total	$154,959	$45,798	$—	$200,757

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
Cash equivalents	$22,691	$—	$—	$22,691
U.S. government agency securities	—	2,001	—	2,001
Corporate debt securities	—	68,434	—	68,434
Total	$22,691	$70,435	$—	$93,126

The Company has notes payable, which are liabilities for which fair value is disclosed as of March 31, 2015 and December 31, 2014. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the Company believes that the carrying value of the notes payable related to the credit facility (Level 2) approximates its fair value at March 31, 2015 and December 31, 2014. At March 31, 2015, the Company had a note payable with Bayer at a below market interest rate of 5%.  The carrying value of the note was calculated assuming a discount rate of 15% based on an analysis to determine the market rate available to the Company for similar debt at issuance.  Based on an analysis of various factors at March 31, 2015 and December 31, 2014, including the Company’s cost of equity, the effective interest rate on the credit facility notes payable, the rate of public company structured debt arrangements for companies at a similar stage, its subordinated nature, other debt issuance by investment firms to similar companies and management’s judgment, the Company believes that the carrying value of this note payable approximates its fair value.  Since several of the factors analyzed are considered to be unobservable inputs, this is considered to be a Level 3 valuation.

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts.

8. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At March 31, 2015 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of March 31, 2015, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2015 and 2014. The tax years subsequent to and including 2005 remain open to examination by the major taxing jurisdictions to which the Company is subject.

9. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding the effects of options and restricted stock units outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options and restricted stock units outstanding during the period calculated in accordance with the treasury stock method. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between weighted average number of shares used to calculate basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and restricted stock units outstanding, as the impact of such items are anti-dilutive during periods of net loss.  Shares excluded from the calculation, prior to the use of the treasury stock method, unweighted, were 4.0 million and 2.7 million at March 31, 2015 and 2014, respectively.

10. Subsequent Events

On April 1, 2015, the Company repaid the outstanding balance of the credit facility. The total payoff was $5.8 million, which included accrued interest of $824 thousand and prepayment and other additional fees of $51 thousand. The Company wrote-off to interest expense $311 thousand of unamortized debt issuance costs as of the date of payoff.

On April 29, 2015 the U.S. Food and Drug Administration (“FDA”) approved KYBELLA™, also known as ATX-101 in territories outside the U.S., for improvement in the appearance of moderate to severe convexity or fullness associated with submental fat in adults. As a result, the Company incurred a milestone of $500 thousand due to LA Biomed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On April 29, 2015, the U.S. Food and Drug Administration (“FDA”) approved our New Drug Application (“NDA”) for our product ATX-101.  ATX-101 will be marketed in the United States under the trade name KYBELLATM.  ATX-101 has not been approved for commercial use outside of the United States. In this Quarterly Report, when we refer to ATX-101 in the United States we are referring to KYBELLATM. When we refer to ATX-101 outside of the United States, we are referring to the product candidate, ATX-101.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. Our objective is to develop first-in-class, prescription products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. Our initial focus is on the facial aesthetics market, which comprises the majority of the aesthetic medicine market. Our first product KYBELLA™, is the first and only approved non-surgical treatment for the reduction of submental fullness, a common yet under-treated aesthetic condition, which commonly presents as an undesirable “double chin.” Based on clinical trials conducted to date, ATX-101 has exhibited significant, meaningful and long-lasting results in the reduction of submental fullness. These results correspond with patient satisfaction measures demonstrating meaningful improvement in perceived chin appearance. We believe ATX-101 is an attractive solution for the reduction of submental fullness, representing a new product category within the rapidly growing facial aesthetics market.

Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101 and we have not generated any revenue from product sales. On April 29, 2015, the FDA approved KYBELLA™, “for improvement in the appearance of moderate to severe convexity or fullness associated with submental fat in adults.” KYBELLA™ is our only approved product and we are substantially dependent on its successful commercialization.

In March 2014, we entered into an agreement whereby we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer in exchange for 698 thousand shares of our common stock with a fair value of $31.4 million and a $51.0 million unsecured promissory note with a fair value of $21.6 million. The promissory note, which was subordinated to amounts owed under our credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. The transaction was accounted for as an asset acquisition and, as a result, a one-time charge to in-process research and development of $52.8 million was recognized during the first quarter of 2014.

We believe the acquisition of these rights is a transformative opportunity for KYTHERA and that we have the right leadership and operational team to shape the future path of ATX-101. We continue to evaluate on a territory-by-territory basis where and how to best maximize the value of ATX-101.  We submitted a New Drug Submission (“NDS”) with Health Canada in August 2014, a Marketing Authorization Application (“MAA”) to Swissmedic in October 2014 and a drug application with Australia’s Therapeutic Goods Administration (“TGA”) in February 2015, seeking approval for ATX-101 as an injectable treatment of submental fullness.

In February 2015, we entered into licensing arrangements with Actelion Pharmaceuticals Ltd. (“Actelion”) and the Trustees of the University of Pennsylvania (“University of Pennsylvania”) pursuant to which we obtained exclusive worldwide rights to setipiprant (KYTH-105), a clinical-stage selective and potent oral antagonist to the prostaglandin D2 (PGD2) receptor and exclusive worldwide rights to certain patent rights owned by the University of Pennsylvania covering the use of PGD2 receptor antagonists for the treatment of hair loss. For additional discussion, refer to Note 6, “Collaborations, Licensing and Contingencies.”

We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of $336.7 million. We incurred net losses of $28.8 million and $69.4 million for the three months ended March 31, 2015 and 2014, respectively. We may continue to incur net operating losses as we advance ATX-101 through commercialization, seek additional regulatory approvals and develop other clinical assets. We have no manufacturing and distribution facilities and all of our manufacturing and distribution activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and have just begun the process to build a sales organization. Historically we have funded substantially all of our operations through the sale and issuance of our common and preferred stock, convertible debt, amounts received from U.S. Government grants and pursuant to our former collaboration arrangement with Bayer and borrowings under our credit facility. We may need to seek additional funding to support our operating activities in the future. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

In March 2015, we sold 2.6 million shares of common stock in an underwritten public offering at a price to the public of $48.00 per share.  The underwriters purchased an additional 391 thousand shares of common stock pursuant to their option to purchase additional shares.  We received aggregate net proceeds of approximately $134.7 million, after deducting the underwriting discount and offering related transaction costs incurred.

Financial Overview

Revenue

We have not generated any revenue from product sales. As KYBELLATM was approved by the FDA for the reduction of submental fullness in April 2015, we expect to generate revenue from our first product sales in 2015 in the United States. We plan to access the market through a focused, specialized sales force in the United States, focusing our initial marketing of KYBELLATM on training core dermatologists, plastic surgeons and facial plastic surgeons we have identified as having substantial experience in performing facial injectable procedures. If we fail to complete successful commercialization of ATX-101, or the development and approval of ATX-101 outside the United States, as well as other product candidates, in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

To date, all of our revenue has been derived from license fees we received pursuant to our former collaboration arrangement with Bayer. As of March 2014, we acquired rights to ATX-101 outside of the United States and Canada from Bayer and our collaboration arrangement was terminated. As a result, we no longer expect future revenues or funding from this license agreement.

In-Process Research and Development

In March 2014, we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. As a result of this agreement, Bayer was issued 698 thousand shares of our common stock and we issued a note payable for $51.0 million. The promissory note, which was subordinated to amounts owed under our credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. We accounted for this transaction as an asset acquisition. Since the acquired rights represent acquired in-process research and development with no alternative future uses, we recorded a one-time charge to in-process research and development of $52.8 million as a result of expensing the resulting value assigned to such rights. See Note 6 to the Condensed Consolidated Financial Statements, “Collaborations, Licensing and Contingencies” for a more detailed discussion of this acquisition.

Research and Development Expenses

We expense all research and development costs in the periods in which they are incurred. Major components of our research and development costs are personnel costs, including cash and stock-based compensation expense, pre-clinical studies, clinical trials and related manufacturing, materials and supplies, regulatory affairs activities, medical affairs, fees paid to consultants and other entities that conduct certain research and development activities on our behalf and acquired in-process research and development charges. To date, our research and development expenses have related predominately to the development of ATX-101. In the three months ended March 31, 2015 and 2014, we incurred $15.3 million and $10.0 million, respectively, in research and development expenses, excluding the charge for in-process research and development in 2014. Since inception through March 31, 2015, we have incurred approximately $181.3 million in research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses but including the charge for in-process research and development. We do not allocate cash and stock-based compensation expense to individual product candidates, as we are organized and record expense by functional department and our employees may allocate time to more than one development project. We do not utilize a formal time allocation system to capture expenses on a project-by-project basis.

Conducting significant research and development is central to our business and strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and greater duration of late stage clinical trials as compared to earlier clinical and preclinical development. We expect our research and development expenses in 2015 will be similar to or slightly higher than 2014, excluding the charge for in-process research and development, as we completed our NDA approval process, worked to establish commercial manufacturing and supply chain prior to approval, and continue to develop our medical affairs capability in support of a U.S. launch. Post KYBELLATM approval in the U.S., a substantial portion of manufacturing costs will be capitalized as a component of inventory beginning in the second quarter of 2015, and subsequently expensed as costs of goods sold when the related capitalized inventory is sold.  Also included are costs for the continuation of regulatory submissions outside the United States and Canada, completion of U.S. Phase IIIb trials started in 2014, and costs related to our planned hair loss prevention program (KYTH-105) based on the intellectual property acquired from Actelion and the University of Pennsylvania in 2015.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) costs primarily consist of personnel costs, including cash and stock-based compensation expense, associated with our executive, accounting and finance, legal, sales and marketing and human resources departments. Other SG&A expenses include costs in connection with patent filings, prosecution and defense, facility costs and professional fees for legal, consulting, sales and marketing costs in connection with U.S. launch preparation of KYBELLATM and audit and tax services. For the three months ended March 31, 2015 and 2014, our SG&A expenses totaled approximately $12.5 million and $6.1 million, respectively. We expect our SG&A costs will more than double in 2015 as we increase our headcount and expand our support staffing, hire sales leadership and field based sales representatives, establish and complete commercial infrastructure including information technology systems and personnel support for the commercial organization, and other activities to support our company growth as we prepare for commercial launch of KYBELLATM.

Interest Expense

Interest expense relates to the interest on the outstanding balances of the notes payable.  Refer to Note 10,”Subsequent Events.”

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

There have been no significant changes in critical accounting policies during the three months ended March 31, 2015, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
In-process research and development	$—	$52,757	$(52,757)	* %
Research and development	15,266	9,980	5,286	53
Selling, general and administrative	12,496	6,121	6,375	104
Total operating expenses	27,762	68,858	(41,096)	(60)
Loss from operations	(27,762)	(68,858)	41,096	(60)
Interest income	29	67	(38)	(57)
Interest expense	(1,079)	(654)	(425)	65
Net loss	$(28,812)	$(69,445)	$40,633	(59)%

* Percentage not meaningful.

In-process research and development.  In-process research and development of $52.8 million for the three months ended March 31, 2014 represents the one-time charge for acquiring the rights to ATX-101 outside of the United States and Canada from Bayer.

Research and development expenses.  Research and development expenses increased $5.3 million, or 53.0%, from $10.0 million for the three months ended March 31, 2014 to $15.3 million for the three months ended March 31, 2015. This increase was primarily driven by growth in headcount and related personnel costs of $2.1 million, including increased stock compensation expense of $0.6 million resulting from an increase in stock option grants as well as an increase in share price, a $1.5 million payment related to our new product candidate, KYTH-105, licensed from Actelion in February 2015, an increase in manufacturing costs of $1.1 million,  and an increase of $0.6 million in external costs in connection with the development and execution of our medical affairs program. The increase in manufacturing costs is related to manufacturing validated drug product which will be available for commercial sale as we prepare for the U.S. commercial launch of KYBELLATM, as well as manufacturing drug product to support international regulatory filings.

Selling, general and administrative expenses.  SG&A expenses increased by $6.4 million, or 104%, from $6.1 million for the three months ended March 31, 2014 to $12.5 million for the three months ended March 31, 2015. The increase is partially due to increased personnel costs associated with an increase in sales leadership and field based headcount of approximately $2.8 million, including increased stock compensation expense of $1.0 million resulting from an increase in stock option grants, an increase in share price, and the issuance of restricted stock units. The increase is also due to increased external costs of $2.0 million associated with the sales and marketing activities in preparation for the U.S. commercial launch and $0.5 million in costs associated with establishing our sales department capabilities as we prepare for the U.S. commercialization of KYBELLATM, as well as an increase of $0.5 million related to expansion of company infrastructure.

Interest income.  Interest income for the three months ended March 31, 2015 and 2014 represents interest earned on marketable securities purchased during the year partially offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense for the three months ended March 31, 2015 and 2014 relates to the outstanding balance of the notes payable. The increase is primarily due to interest expense on the note payable to Bayer issued in March 2014.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $28.8 million and $69.4 million, and used $21.9 million and $15.0 million of cash for our operating activities for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, we had an accumulated deficit of $336.7 million.

As of March 31, 2015, we had working capital of $193.4 million. Historically, we have principally financed our operations through our public offerings of common stock, private placements of redeemable convertible preferred stock and convertible debt, amounts received pursuant to our former collaboration arrangement with Bayer for the development of ATX-101 outside the United States and Canada, and borrowings under our notes payable. In March 2015, we completed a public offering of shares of common stock at an offering price of $48.00 per share and we received aggregate net proceeds of approximately $134.7 million, after deducting the underwriting discount and offering related transaction costs incurred.

At March 31, 2015, we had capital resources consisting of cash and cash equivalents and marketable securities of $211.7 million. Our funds are currently invested in money market funds, corporate debt securities and demand deposit accounts.

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, we issued a $51.0 million unsecured promissory note to Bayer. Interest is accrued at 5% per annum and is payable on the anniversary date of the note. We have the option of deferring 80% of the accrued interest, adding any unpaid interest to the principal amount. In connection with the interest payment due in March 2015, the Company paid $0.5 million and elected to defer the remainder of the amount due, $2.0 million, which was then added to the outstanding principal balance of the note. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty. As the note payable to Bayer includes a favorable interest rate, which was below the borrowing rate available to us at issuance, it was recorded at its fair value of $21.6 million, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates market. The discount on the note is being amortized to interest expense utilizing the effective interest method.

In April 2015, we elected to prepay in full the $4.5 million owed under our credit facility. The total payoff was $5.8 million, which included accrued interest of $0.8 million and prepayment and other additional fees of $51 thousand. In connection with this repayment, we recognized $0.3 million related to the write-off of unamortized debt issuance costs as interest expense.

We entered into a license agreement with the Los Angeles Biomedical Research Institute, or LA Biomed, in August 2005, which granted us exclusive worldwide rights to key intellectual property for the active ingredient in ATX-101. As part of this license agreement, we incur sublicense fees equal to 10% of any non-royalty sublicense income, up to a total of an aggregate of $5.0 million. We are obligated to pay LA Biomed low- to mid-single digit royalties on global net product sales of ATX-101. Additionally, we incurred a milestone payment of $0.5 million upon receipt of marketing approval in the U.S.

We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We believe that we will expend substantial resources on the U.S. commercial launch of KYBELLATM. In addition, we will continue to expend capital resources for the completion of clinical and regulatory development of ATX-101 internationally, the initiation and completion of the proof of concept trial for KYTH-105, the preparation and filing of foreign regulatory applications, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling products approved for sale. In addition, other unanticipated costs may arise. We may seek additional financing in the future to fund our operations by selling additional equity or issuing debt or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Our future capital requirements depend on many factors, including:

•                  the timing and scope of the investment we make in building our commercial infrastructure and sales force for the commercial launch of KYBELLATM in the U.S.;

•                  the timing, receipt and amount of sales of, or royalties on ATX-101.

•                  the cost of commercialization activities for ATX-101, KYTH-105 or any future product candidates, if approved for sale, including marketing, sales and distribution cost and preparedness of our corporate infrastructure;

•                  the cost of manufacturing ATX-101, KYTH-105 or any future product candidates and any products we successfully commercialize;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 in other international territories, including the cost of any studies or additional activities that other regulatory agencies may require us to complete;

•                  any unexpected results from further analysis of clinical data of our completed clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;

•                  the number and characteristics of any additional product candidates we may develop or acquire;

•                  the scope, progress, results and costs of researching and developing ATX-101, KYTH-105 or any future product candidates, including pursuant to our license agreements with Actelion and the University of Pennsylvania, and conducting preclinical and clinical trials and incurring any licensing related milestone payments;

•                  the timing of the payment of our debt obligations to Bayer, including whether or not we determine to prepay the note held by Bayer;

•                  our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•                  any product liability or other lawsuits related to our products or commenced against us;

•                  the expenses needed to attract and retain skilled personnel;

•                  the costs associated with being a public company; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent or other claims, including litigation costs and the outcome of such litigation.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Note Payable to Bayer

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, we entered into a $51.0 million unsecured promissory note with Bayer. The promissory note was subordinated to amounts owed under our credit facility.  Interest is accrued at 5% per annum and is payable on the anniversary date of the note. We have the option of deferring 80% of the accrued interest, adding any unpaid interest to the principal amount. Pursuant to this option, we made our first interest payment of $0.5 million in cash and chose to defer $2.0 million, resulting in an increase in the principal balance of the note to $53.0 million. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty. As the note payable to Bayer includes a favorable interest rate, which was below the borrowing rate available to us at issuance, it was recorded at its fair value of $21.6 million, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximates the market rate for debt with similar terms and consideration of default and credit risk. The discount on the note is being amortized to interest expense utilizing the effective interest method.

Notes Payable Related to our Credit Facility

On March 21, 2011, we entered into a credit facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse”), which we refer to as our credit facility, which provided access to borrow up to $15.0 million of senior loan financing through January 1, 2012. In December 2011, July 2012 and November 2012, we amended the credit facility to provide for an extension of our drawdown period. On March 31, 2015 we had drawn the full $15.0 million and no longer had any further borrowing capacity under the credit facility. The credit facility includes various covenants, and we were in compliance with all covenants at March 31, 2015.  The note was paid in full on April 1, 2015.

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

Summary Statements of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)
Net cash provided by (used in)
Operating activities	$(21,858)	$(15,016)
Investing activities	24,161	(2,993)
Financing activities	134,341	(340)
Net increase (decrease) in cash and cash equivalents	$136,644	$(18,349)

Net cash used in operating activities.  Net cash used in operating activities was $21.9 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $28.8 million offset by stock-based compensation of $4.4 million. The significant items in the change in operating assets and liabilities include an increase in accounts payable and other accrued liabilities of $1.6 million, which is primarily due to the timing of activities related to preparing for potential commercial launch, partially offset by the pay out of the annual bonuses accrued at year end.

Net cash used in operating activities was $15.0 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $69.4 million offset by the non-cash in-process research and development charge of $53.0 million and stock-based compensation of $2.9 million. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses and other assets of $1.8 million, a decrease in accounts payable and other accrued liabilities of $1.9 million and a decrease in deferred development funds of $2.1 million offset by a decrease in restricted cash of $3.9 million. The decrease in accounts payable and other accrued liabilities is primarily due to the pay out of the annual bonuses accrued for 2013.  The decrease in the deferred development funds and restricted cash is due to the completion of our obligations under our collaboration agreement with Bayer.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities for the three months ended March 31, 2015 was $24.2 million compared to net cash used for investing activities of $3.0 million for the three months ended March 31, 2014.  Our cash flows related to investing activities are primarily due to purchases and sales or maturities of marketable securities. There were proceeds from the sale or maturities of marketable securities of $24.4 million during the three months ended March 31, 2015, compared to the purchases of marketable of securities of $9.6 million offset by the proceeds from the sale or maturities of $6.7 million during the three months ended March 31, 2014. There were no material gains or losses on the sale of marketable securities.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities for the three months ended March 31, 2015 was $134.3 million and was due to net proceeds from our offering, which closed in March 2015, of $135.0 million and proceeds from stock option exercises of $0.9 million, offset by repayment of borrowings under the credit facility of $1.5 million. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2014, and was primarily due to repayment of borrowings under the credit facility of $1.4 million offset by proceeds from stock option exercises of $1.1 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations. Due to the fixed interest rate of our notes payable, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

Cash and Cash Equivalents and Marketable Securities

As of March 31, 2015, we had cash and cash equivalents and marketable securities of $211.7 million. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. At March 31, 2015, our cash and cash equivalents and marketable securities were comprised of funds in cash, money market accounts, U.S. government agency securities and investment grade, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Additionally, we do not expect our operating results or cash flows would be materially affected by a 10% decrease in market interest rates.

Notes Payable

As of April 1, 2015, we have repaid all borrowing under our credit facility. Our notes payable related to the credit facility were at an effective interest rate which approximated the borrowing rates currently available to us for debt with similar terms and consideration of default and credit risk. Our note payable to Bayer is at a rate that is less than market, but the note was recorded at fair value based on an interest rate which approximates the borrowing rates currently available to us for debt with similar terms and consideration of default and credit risk. As the interest rates on our notes payable are fixed for specified periods, changes in interest rates do not affect our operating results or cash flows.

Foreign Currency Exchange Rate Fluctuations

With the acquisition of rights to ATX-101 outside of the United States and Canada from Bayer, in the future we may be subject to fluctuations in foreign currency exchange rate risk. We are not currently exposed to any material foreign currency exchange rate risk and, as a result, we do not currently hedge any foreign currency exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Business and Capital Requirements

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We just received approval to market our product, KYBELLATM (also known as ATX-101), and have not yet commercially launched the product, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product, ATX-101. On April 29, 2015, the FDA approved our NDA for ATX-101 for the “improvement in the appearance of moderate to severe convexity or fullness associated with submental fat in adults” and we have not commenced commercialization of the product. We have not generated any revenue from product sales to date and we are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which one can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2015 and 2014 was approximately $28.8 million and $69.4 million, respectively. As of March 31, 2015, we had an accumulated deficit of $336.7 million. We expect to continue to incur losses for the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on the success of ATX-101, which was only recently approved by the FDA.

To date, we have invested nearly all of our efforts and financial resources in the research and development of ATX-101, which is currently our only product.

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful commercialization and continued development and regulatory approvals of ATX-101, KYTH-105 and the development of any future product candidates. The commercial success of ATX-101 will depend on a number of factors, including the following:

•                  our ability to successfully commercialize ATX-101 in the United States, and in other international territories where ATX-101 may be approved for marketing and sale, whether alone or in collaboration with others;

•                  our success in training and educating physicians and patients with regard to the administration and the benefits and use of ATX-101;

•                  maintaining compliance with all regulatory requirements applicable to ATX-101;

•                  the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•                  the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•                  the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of ATX-101 or any future product candidates, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice (“CGMP”) regulations;

•                  our ability to demonstrate the safety and efficacy of ATX-101 to the satisfaction of foreign regulatory authorities;

•                  our ability to obtain, and the timing of, regulatory approval of ATX-101 from foreign regulatory authorities and the timely receipt of such necessary marketing approvals, where applicable;

•                  the incidence, duration and severity of adverse side effects;

•                  acceptance of ATX-101 as safe and effective by patients and the medical community;

•                  a continued acceptable safety profile of ATX-101;

•                  any unexpected results from further analysis of clinical data of our completed clinical trials;

•                  timely completion of our ongoing or upcoming clinical trials, which may be slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

•                  whether we are required by foreign regulatory agencies to conduct additional clinical trials;

•                  our ability to enforce our intellectual property rights in and to ATX-101; and

•                  our ability to avoid third-party patent interference or patent infringement claims.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate meaningful revenue through the sale of ATX-101. If we are not successful in commercializing ATX-101 in the United States and any international territories where it may be approved, or are significantly delayed in doing so, our business will be materially harmed.

We have only recently begun building an infrastructure to support a commercial organization and we need to continue to develop our sales organization to support the commercialization of ATX-101. If we are unable to build sufficient sales capabilities on our own or through third parties, we may not be able to effectively market and sell ATX-101 or any future product candidates that obtain regulatory approval, or generate product revenue.

On April 29, 2015, the FDA approved our NDA for ATX-101 for “improvement in the appearance of moderate to severe convexity or fullness associated with submental fat in adults”. We have chosen to execute a training-led launch and developed a training program to educate physicians on the safe use of ATX-101 and its approved indication. Physicians will be able to purchase ATX-101 and treat their patients after they have been trained.  As an organization, we have never commercially launched a product nor commenced a physician education training of this size and nature. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We have only recently begun building an infrastructure to support a commercial organization and we must continue to develop our sales organization to support the commercialization of ATX-101. In order to commercialize ATX-101, we must build our marketing, sales, management and other non-technical capabilities to perform these services, and we may not be successful in doing so. We will, at least in part, rely on third parties to perform distribution, inventory and logistical operations to support our sales effort.  As such, we will also be dependent on these third parties to perform these operations. The establishment of our sales organization with sufficient technical and physician education expertise and capabilities will be expensive, require substantial additional capital and be time consuming. As an organization, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Additionally, we may encounter unexpected or unforeseen delays in building our commercial operations that could delay the expansion of our commercial operations and physician education and training program in the United States. These delays may increase the cost of, and the resources required for, the successful commercialization of ATX-101 in the United States. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize ATX-101. If we are not successful in commercializing ATX-101 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

ATX-101 may never achieve market acceptance or commercial success.

ATX-101 may not achieve market acceptance among physicians and patients, and may not be commercially successful. Market acceptance of ATX-101 depends on a number of factors, including:

•                  the safety and efficacy of ATX-101;

•                  our ability to properly train physicians on the safe and appropriate use and administration of ATX-101;

•                  acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•                  the potential and perceived advantages of our product over alternative treatments;

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

ATX-101 will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The aesthetic product market, and the facial aesthetics market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We have received regulatory approval in the United States of ATX-101 for the reduction of submental fullness. A substantial portion of our target physician market is comprised of plastic surgeons and some dermatologists who utilize liposuction and other procedures for fat reduction. Such physicians may find it more advantageous to utilize these surgical and non-surgical procedures to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. In addition, we expect that ATX-101 will compete with new and existing therapies for the treatment of localized fat, including, liposuction, cryolipolysis and other procedures, as well as other technologies aimed at fat reduction, including laser energy-based and ultrasound energy-based products. We believe that some of these products have been or may be marketed and used for the reduction of submental fat even though they have not been approved for that purpose.

ATX-101 may also compete with unregulated, unapproved and off-label fat reduction treatments. For example, we are aware that there are entities such as compounding pharmacies and device manufacturers that have manufactured quantities of deoxycholic acid-based formulations, which have been sold as fat reduction treatments without drug approval from the FDA or other foreign governmental regulatory body equivalents. In order to compete successfully in the aesthetics market, we will have to demonstrate that the treatment of submental fullness with ATX-101 is a worthwhile aesthetic treatment and is a superior alternative to existing therapies for the reduction of submental fat. There may be other drug or device products currently under development or being considered for development for the treatment of submental or other fat of which we are not currently aware, but which upon approval could compete directly with ATX-101. As an example, we are aware that Neothetics, Inc. (formerly known as Lithera, Inc.) has announced Phase 2b study results for LIPO-202 and initiation of Phase 3 trials for LIPO-202, which is reported to be a physician administered injectable pharmaceutical product being developed for reduction of central abdominal bulging in non-obese patients through the non-ablative, non-surgical fat tissue reduction in specific locations.

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

The commercial success of ATX-101 will depend significantly on our ability to properly and effectively train physicians on the safe and effective use and administration of ATX-101, as well as broad physician adoption and use of ATX-101.

The commercial success of ATX-101 will depend significantly on our ability to properly and effectively train physicians on the safe and effective use and administration of ATX-101.  We believe that proper training and education will be critical to physician’s administering ATX-101 in a manner that achieves the physician’s and patient’s desired outcomes.  In addition, our success will also depend on the broad adoption and use of ATX-101 by physicians for the treatment of submental fullness. Physician adoption of ATX-101 for the reduction of submental fullness will depend on a number of factors, including:

•                  the safety and effectiveness of ATX-101 for the treatment of submental fullness as compared to alternative treatments or procedures;

•                  physician willingness to adopt a new therapy to treat submental fullness;

•                  proper physician education and training for the safe and effective administration of ATX-101 to achieve the patient’s and physician’s desired outcomes;

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

If physicians do not broadly adopt ATX-101 for the treatment of submental fullness, our financial performance will be adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2015, we had 132 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, commercialize ATX-101 in the U.S. and Canada and other territories acquired in the March 2014 transaction with Bayer, as well as develop future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•                  continue to build a sales organization to support the commercialization of ATX-101;

•                  manage our clinical and regulatory activities effectively;

•                  identify, recruit, retain, incentivize and integrate additional employees;

•                  manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•                  continue to improve our operational, financial and management controls, reporting systems and procedures.

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of ATX-101. As of March 31, 2015, we had working capital of $193.4 million and capital resources consisting of cash and cash equivalents and marketable securities of $211.7 million. We believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of ATX-101, including sales and marketing efforts and physician education and training, seeking foreign regulatory approval of ATX-101, the preparation and submission of regulatory filings and the clinical development of any other product candidates we may choose to pursue. These expenditures will include costs associated with manufacturing and supply as well as marketing and selling ATX-101 and any other future products approved for sale, research and development, conducting preclinical studies and clinical trials and obtaining regulatory approvals. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 or any future product candidates. We expect to seek additional financing in the future to fund our operations, to expand our commercial organization in connection with the commercial launch of ATX-101, and to develop additional product candidates, by selling additional equity, issuing debt or convertible debt securities that may result in dilution to our stockholders.

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

Our future capital requirements depend on many factors, including:

•                  the timing and scope of the investment we make in building our commercial infrastructure and sales force in connection with the commercialization of KYBELLA™ in the U.S., including our physician education and training program;

•                  the cost of commercialization activities of ATX-101 and, if approved for sale, any future product candidates, including marketing, sales and distribution costs and preparedness of our corporate infrastructure;

•                  the cost of manufacturing ATX-101 or any future product candidates and any products we successfully commercialize;

•                  the timing, receipt and amount of sales of, or royalties on, ATX-101 and any other future approved products.

•                  the timing of, and costs involved in, obtaining regulatory approval for ATX-101 in international territories including the cost of any studies or additional activities that foreign regulatory agencies may require us to complete;

•                  any unexpected results from further analysis of clinical data from our completed clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;

•                  the number and characteristics of any additional product candidates we may develop or acquire;

•                  the scope, progress, results and costs of researching and developing KYTH-105 or any future product candidates, including pursuant to our license agreement with Actelion and the University of Pennsylvania, and conducting preclinical and clinical trial and incurring any licensing related milestone payments;

•                  the timing of the payment of our debt obligations with Bayer, including whether or not we determine to prepay the note held by Bayer;

•                  our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•                  any product liability or other lawsuits related to our products or commenced against us;

•                  the expenses needed to attract and retain skilled personnel;

•                  the costs associated with being a public company; and

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent or other claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•                  delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize ATX-101 or any future product candidates

•                  delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for any future product candidates; or

•                  delay, limit, reduce or terminate our research and development activities.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers or are in breach of non-competition or non-solicitation agreements.

Many of our employees were previously employed at other pharmaceutical or medical device companies, including other companies in the aesthetic medicine space, in some cases until recently. Similarly, we may hire additional employees from these companies. In the future, we could be subject to claims that we or our current or future employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of these former employers. In addition, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, we may be enjoined from selling our product, lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.

The manufacturing and manufacturing development of ATX-101 and any future approved product candidates present technological, logistical and regulatory risks, each of which may adversely affect our potential revenue.

The manufacturing and manufacturing development of pharmaceuticals are technologically and logistically complex and heavily regulated by the FDA and other governmental authorities. The manufacturing and manufacturing development of our products and product candidates present many risks, including, but not limited to, the following:

•             It may not be technically feasible to scale up an existing manufacturing process to meet demand or such scale-up may take longer than anticipated; and

•             Failure to comply with strictly enforced CGMP regulations and similar foreign standards may result in delays in product approval or withdrawal of an approved product from the market. For example, the FDA routinely inspects our manufacturing contractors and may issue observations around CGMP deficiencies. Failure to timely correct any such deficiency could result in manufacturing delays.

Any of these factors could delay the commercialization of ATX-101 or the clinical trials, regulatory submissions and/or commercialization of any future products, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products.

We will rely on third parties for commercial manufacturing, testing and distribution of ATX-101, and we expect to rely on third parties for manufacturing, testing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including ATX-101. Facilities used by our contract manufacturers to manufacture drug substance and drug product for commercial sale must be approved by the FDA or other relevant foreign regulatory agencies pursuant to inspections that may be conducted in connection with the review of our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

We do not have direct control over the ability of our contract manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. We are dependent on our contract manufacturers for compliance with all national, state and local regulatory requirements, including CGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, or are in violation of other regulations governing their business, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract manufacturers’ facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to market ATX-101, or to develop, obtain regulatory approval for or market any future product candidates.

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

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have entered into an exclusive agreement with Pfizer, Inc. (“Pfizer”) for the supply of a key raw material to manufacture synthetic deoxycholate. We currently obtain our supply of synthetic deoxycholate from Albany Molecular Research, Inc. (“AMRI”) and Cambridge Major Laboratories, Inc. (“CML”). We currently have a long-term agreement with Hospira, Inc. (“Hospira”), our drug product supplier; we have plans to qualify an additional drug product supplier, but failure by Hospira to supply drug product will have an adverse effect on market supply and operating results. Our supply agreements, if any, cannot however guarantee that a contract manufacturer or supplier will provide services adequate for our needs. For example, a supplier or manufacturer may go bankrupt or be acquired, and consequently be unable or unwilling to provide us with manufacturing or supply. In February 2015, Pfizer announced that it would acquire Hospira. If a contract manufacturer/supplier becomes financially distressed or insolvent, is acquired or merged, or discontinues manufacturing supply for us beyond the term of the existing agreement, if any, or for any other reason, this could result in substantial management time and expense to identify and qualify alternative manufacturers or suppliers, and could lead to an interruption in clinical or commercial supply.

In addition, we expect to depend on third-party distributors for the marketing and selling of any future products. For example, we have entered into a distribution agreement with Besse Medical (“Besse”) for the distribution of ATX-101. We may depend on distributors’ efforts to market our products, yet we are unable to control their efforts completely. Distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling our future products, if any. In addition, we may be unable to ensure that our distributors comply with all applicable laws regarding the sale of our future products. If our distributors fail to effectively market and sell our products, in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in any future product offering requires significant time and resources. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

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

There are a limited number of providers for manufacture, testing and distribution of ATX-101, and we do not have direct control over our contract manufacturers and testing labs, nor over the processes or timing for the acquisition of the raw materials necessary to manufacture, test or distribute our product candidates. If these raw materials are not available at the volumes and quantity levels required, it could have a material and adverse impact on the supply of drug substance, drug product, and finished drug product. We work closely with our contract manufacturers and testing labs to enable timely delivery of required drug substance and drug product, but these efforts may be insufficient and we may experience delays or our contract manufacturers and testing labs may be unable to provide adequate drug substance or drug product. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the study, a delay in providing the drug supply required could delay completion of a clinical trial and could result in delays to the clinical program, regulatory approval, and the generation of revenue.

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

Manufacturing and supply of drug substance, drug product and finished drug product is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing and distribution supply chain, as well as the potential for latent defects after product has been manufactured and distributed.

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

Our ability to market ATX-101 is limited to use for reduction of submental fullness, and if we want to expand the indications for which we may market ATX-101, we will need to obtain additional regulatory approvals, which may not be granted.

We have obtained approval for ATX-101 in the United States and are currently seeking regulatory approval for ATX-101 in Canada and other international territories for the reduction of submental fullness. In jurisdictions where ATX-101 has been approved, the applicable regulatory agency will restrict our ability to market or advertise ATX-101 for other specific body areas, which could limit physician and patient adoption. We may attempt to develop, seek regulatory approval for, promote and commercialize new treatment indications and protocols for ATX-101 in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support our applications, which would be time-consuming and expensive, and may produce results that do not result in regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business in the United States, Canada and other international territories will be limited.

If there is not sufficient patient demand for ATX-101 procedures, our financial results and future prospects will be harmed.

Reduction of submental fullness with ATX-101 is an elective procedure, the cost of which must be borne by the patient, and we do not expect it to be reimbursable through government or private health insurance. The decision by a patient to elect to undergo treatment with ATX-101 may be influenced by a number of factors, such as:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of ATX-101 or any future products we develop. We currently carry product liability insurance in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. We intend to expand our insurance coverage to include the sale of ATX-101; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop and commercialize ATX-101 or any future product candidates or conduct our clinical trials.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, the commercialization of ATX-101 or any future product candidates or completion of our planned clinical trials. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

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

Although a substantial amount of our effort will focus on the commercialization of ATX-101 and on obtaining additional regulatory approvals of ATX-101, a key element of our strategy is to discover, develop and commercialize a portfolio of products to serve the aesthetic market. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. For example, in February 2015 we announced the acquisition of setipiprant, a potentially novel treatment for hair loss. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We may be unable to obtain regulatory approval for our current and future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of such product candidates and adversely impact our potential to generate revenue, our business and our results of operations.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market any drug products in the United States unless and until we receive approval of an NDA from the FDA, and we are not permitted to market drug products in any foreign countries unless and until we receive the requisite approval from the regulatory authorities of such countries. To gain approval to market a drug product, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrates the safety, efficacy and compliant manufacturing of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials and manufacturing, even after promising results in earlier preclinical or clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties, including Bayer, our former collaborator, may not be indicative of the results in trials we may conduct.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of a drug product for many reasons, including:

•                  inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

•                  the FDA’s or the applicable foreign regulatory agency’s disagreement with the trial protocol or the interpretation of data from preclinical studies or clinical trials;

•                  inability to demonstrate that the clinical and other benefits of the product candidate outweigh any safety or other perceived risks;

•                  the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•                  the FDA’s or the applicable foreign regulatory agency’s non-approval of the product candidate’s chemistry, manufacturing or controls or labeling;

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

Even if we eventually complete clinical testing and receive approval of the NDA or foreign regulatory filing for a product candidate, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of such product candidate.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the clinical trial process. For example, we have in the past terminated early-stage development and clinical programs for other potential drug candidates due to a lack of sufficient efficacy or the potential for unacceptable adverse reactions to a particular drug candidate, as well as our desire to concentrate our efforts on the development of ATX-101. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our ongoing or future clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with the requirements of the relevant regulatory filing (including clinical protocol and manufacturing), inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We rely on third parties to conduct all our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for any future product candidates.

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

Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, referred to as Good Clinical Practice (“GCP”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

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

Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the SEC, require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, as well as reduced reporting disclosure on executive compensation and no requirement for non-binding advisory votes on executive compensation. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) December 31, 2017 (the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We cannot provide assurance that a material weakness will not occur in the future, or that we will be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 and the related rules and regulations of the SEC when required. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls. If we cannot in the future favorably assess, or our independent registered public accounting firm, when required, is unable to provide an unqualified attestation report on, the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, we do not expect ATX-101 to be reimbursed by any government or third-party payor and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including, weakened demand for ATX-101 and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in proceedings in the United States Patent and Trademark Office (the “U.S. PTO”) to determine the rights to invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

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

We are a party to a license agreement with LA Biomed, pursuant to which we license key intellectual property relating to the active ingredient in ATX-101. This existing license imposes various diligence, royalty, insurance and other obligations on us. If we fail to comply with these obligations, LA Biomed may have the right to terminate the license, in which event we would not be able to develop or market ATX-101. If we lose such license rights, our business, results of operations, financial condition and prospects would be materially adversely affected. In addition, we have entered into a license agreement with Actelion and the University of Pennsylvania pursuant to which we license intellectual property relating to the use of prostaglandin D2 receptor for the treatment of hair loss. If we fail to comply with obligations under these agreements, we may not be able to develop our potential hair loss treatment product.

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

Risks Related to Government Regulation

We will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Any future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for ATX-101 and any future product candidates that receive regulatory approval will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with CGMP and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with ATX-101 or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition, any regulatory approvals that we receive for any future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.

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

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for any future product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any product candidate in the United States and other countries until we receive approval of an NDA from the FDA or foreign equivalents. We have obtained marketing approval for ATX-101 only in the United States, and we have not obtained marketing approval for any other product candidate anywhere in the world. Obtaining regulatory approval of an NDA or foreign equivalent can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

If any future product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Our failure to obtain regulatory approvals in foreign jurisdictions for ATX-101 would prevent us from marketing ATX-101 internationally.

In order to market any product in the EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). Before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

While we do not expect that ATX-101 will be covered for patients in whole or in part by Medicare, Medicaid or other federal and foreign healthcare programs, we may still be subject to the various U.S. federal, state and foreign laws intended to prevent health care fraud and abuse. The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or in part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The federal False Claims Act (“FCA”) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely harm our business, financial condition, and results of operations.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

From October 11, 2012, the first day of trading of our common stock, to March 31, 2015, our stock has had low and high closing sales prices in the range of $19.05 to $55.98 per share. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•                  announcements of regulatory approval or disapproval of ATX-101 outside the U.S. or any future product candidates;

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

•                  results from, and any delays in, our clinical development programs;

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In April 2015, we issued an aggregate of 10,362 shares of our common stock pursuant to a negotiated agreement with a former service provider. We claimed exemption from registration under the Securities Act by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as a transaction not involving any public offering. The recipient of the unregistered securities represented that it was an accredited investor as defined under the Securities Act. We claimed such exemption on the basis that (a) the recipient represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2015.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
10.1†	License Agreement, dated February 11, 2015, by and between KYTHERA Holdings, Ltd., and Actelion Pharmaceuticals, Ltd.	10-K	3/2/2015	10.20
10.2†	License Agreement, dated February 11, 2015 by and between KYTHERA Holdings, Ltd., and University of Pennsylvania	10-K	3/2/2015	10.21
10.3†	Distribution Services Agreement, dated January 16, 2015 by and between KYTHERA Biopharmaceuticals, Inc., and Besse Medical.	10-K	3/2/2015	10.22
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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

*                      The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYTHERA Biopharmaceuticals, Inc.

May 7, 2015	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)