Form 10-Q
period 2015-06-30
KYTHERA BIOPHARMACEUTICALS INC
filed 2015-08-06
CIK 1436304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 26,273,181.

KYTHERA BIOPHARMACEUTICALS, INC.

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

On April 29, 2015, the U.S. Food and Drug Administration (“FDA”) approved our New Drug Application (“NDA”) for our product ATX-101.  ATX-101 will be marketed in the United States under the trade name KYBELLATM.  In addition, on July 24, 2015 the Company received regulatory approval for ATX-101 in Canada and intends to market it under the trade name BELKYRATM.  ATX-101 has not been approved for commercial use outside of these jurisdictions. In this Quarterly Report, when we refer to ATX-101 in the United States we are referring to KYBELLATM. When we refer to ATX-101 in Canada we are referring to BELKYRA TM, and outside of the United States and Canada, we are referring to the product candidate, ATX-101.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$92,312	$29,226
Marketable securities	92,542	70,435
Inventory	4,009	—
Prepaid expenses and other current assets	3,621	1,498
Total current assets	192,484	101,159
Property and equipment, net	2,071	1,847
Other assets	891	420
Total assets	$195,446	$103,426
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,590	$4,690
Accrued personnel costs	9,853	4,858
Accrued costs for services	7,288	2,103
Accrued interest	836	2,857
Notes payable, current portion	—	5,484
Other current liabilities	112	637
Total current liabilities	23,679	20,629
Notes payable—net of current portion	24,645	22,661
Other liabilities	634	698
Total liabilities	48,958	43,988
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.00001 par value, 300,000 shares authorized, 26,249 and 22,691 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid in capital	520,422	367,329
Accumulated other comprehensive (loss) income	(130)	(53)
Accumulated deficit	(373,804)	(307,838)
Total stockholders’ equity	146,488	59,438
Total liabilities and stockholders’ equity	$195,446	$103,426

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product sales, net	$288	$—	$288	$—
Operating expenses:
Cost of sales	14	—	14	—
In-process research and development	—	—	—	52,757
Research and development	11,227	10,962	26,493	20,942
Selling, general and administrative	24,976	7,364	37,471	13,485
Total operating expenses	36,217	18,326	63,978	87,184
Loss from operations	(35,929)	(18,326)	(63,690)	(87,184)
Interest income	122	51	150	118
Interest expense	(1,347)	(1,207)	(2,426)	(1,861)
Net loss	$(37,154)	$(19,482)	$(65,966)	$(88,927)
Other comprehensive income (loss):
Unrealized net loss on marketable securities	(115)	—	(77)	4
Comprehensive loss	$(37,269)	$(19,482)	$(66,043)	$(88,923)
Per share information:
Net loss, basic and diluted	$(1.44)	$(0.86)	$(2.68)	$(4.00)
Basic and diluted weighted average shares outstanding	25,883	22,660	24,569	22,250

See accompanying notes

KYTHERA BIOPHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(65,966)	$(88,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium on marketable securities	451	485
Amortization of debt discount and issuance cost	835	388
Depreciation and amortization	366	45
Non-cash in-process research and development	—	53,029
Stock-based compensation	11,123	5,936
Changes in assets and liabilities:
Inventory	(4,009)	—
Prepaid expenses and other current assets	(953)	(1,140)
Restricted cash	—	5,062
Other assets	—	(880)
Accounts payable and other accrued liabilities	11,549	(1,710)
Deferred development funds	—	(2,147)
Other liabilities	(589)	438
Net cash used in operating activities	(47,193)	(29,421)
Investing activities
Purchases of marketable securities	(71,216)	(22,712)
Proceeds from sales of marketable securities	7,227	878
Proceeds from maturities of marketable securities	41,100	25,800
Investment in property and equipment	(587)	(791)
Other investing activities	(500)	—
Net cash (used in) provided by investing activities	(23,976)	3,175
Financing activities
Repayment of notes payable	(6,375)	(2,871)
Proceeds from public offerings, net of issuance costs	134,625	—
Proceeds from common stock option exercises	6,005	1,211
Net cash provided by (used in) financing activities	134,255	(1,660)
Net increase (decrease) in cash and cash equivalents	63,086	(27,906)
Cash and cash equivalents at beginning of period	29,226	111,518
Cash and cash equivalents at end of period	$92,312	$83,612
Supplemental disclosures
Issuance of common stock to Bayer	$—	$31,429
Note payable issued to Bayer at fair value	$—	$21,600
Interest expense paid in cash	$1,572	$446

See accompanying notes.

KYTHERA BIOPHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(unaudited)

1. Organization

KYTHERA Biopharmaceuticals, Inc. (“KYTHERA” or the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription products for the aesthetic medicine market. The Company’s objective is to develop first-in-class, prescription aesthetic products using an approach that relies on the scientific rigor of biotechnology to address unmet needs in the rapidly-growing market for aesthetic medicine. The Company’s initial focus is on the facial aesthetics market, which comprises the majority of the aesthetics medicine market. On April 29, 2015, the FDA approved KYBELLA™ (also known as ATX-101),  the first and only approved non-surgical treatment for the reduction of submental fullness, a common yet under-treated aesthetic condition also known as a “double chin.” Sales of KYBELLA™ commenced in the United States in late June 2015.

On June 17, 2015, the Company entered into a definitive Agreement and Plan of Merger (the “Initial Merger Agreement”), with Allergan plc (“Allergan”) and Keto Merger Sub, Inc., an indirect wholly owned subsidiary of Allergan (“Merger Sub” and, together with the Company and Allergan, the “Parties”), which was subsequently amended pursuant to an Amendment No. 1 to the Agreement and Plan of Merger entered into by and among the Parties on July 1, 2015 (“Amendment No. 1”), pursuant to which Merger Sub would merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Allergan (the “Merger”), and each share of the Company’s common stock issued and outstanding immediately prior to the Merger would have been converted into the right to receive: (1) $60.00 in cash, without interest and (2) that number of validly issued, fully paid and nonassessable ordinary shares, $0.0001 par value per share, of Allergan (“Allergan Shares”) equal to the quotient determined by dividing

$15.00 by the volume weighted average price of an Allergan Share (for the ten trading day period starting with the twelfth trading day prior to the closing date of the Merger and ending with the close of trading on the third to last trading day prior to the closing date of the Merger).

On August 4, 2015, the Parties amended and restated the Initial Merger Agreement, as amended by Amendment No. 1, pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), to provide, among other things, that each share of Company common stock issued and outstanding immediately prior to the Merger (other than shares held by the Company as treasury stock or held by Allergan, Merger Sub or any of their respective subsidiaries, which will be canceled without consideration, shares subject to any unvested Company restricted stock award, which will be assumed by Allergan, and shares held by stockholders who exercise their appraisal rights under Delaware law) will be converted into the right to receive $75.00 in cash, without interest.  The Merger remains subject to customary closing conditions, including receipt of approval from the Company’s stockholders, and is expected to close in the third quarter of 2015.

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities Exchange Commission (“SEC”).

In March 2015, the Company sold 2.6 million shares of common stock, $0.00001 par value per share, in an underwritten public offering at a price to the public of $48.00 per share. The underwriters purchased an additional 391 thousand shares of common stock pursuant to their option to purchase additional shares. The Company received aggregate net proceeds of approximately $134.6 million, after deducting the underwriting discounts and offering related transaction costs incurred. The shares were issued pursuant to registration statement on Form S-3, as amended and supplemented.

2. Summary of Significant Accounting Policies and Basis of Presentation

In connection with the commencement of sales of KYBELLA™, the Company adopted additional accounting policies as of June 30, 2015 related to revenue and inventory, further described below, to its consolidated financial statements. Otherwise, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2015 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

The accompanying financial information for the three and six months ended June 30, 2015 and 2014, respectively, are unaudited. The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, KYTHERA Holdings Ltd. (“KHL”), a Bermuda corporation.  Intercompany accounts and transactions have been eliminated in consolidation.  These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated statement of financial position as of June 30, 2015, the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014 and the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Cash and Cash Equivalents and Marketable Securities

All highly liquid securities with maturities of 90 days or less from the date of purchase are considered to be cash equivalents. As of June 30, 2015 and December 31, 2014, cash and cash equivalents were comprised of funds invested in cash and money market accounts. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The accounts are monitored by management to mitigate the risk.

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

On a quarterly basis, the Company reviews the available-for-sale securities for other-than-temporary declines in fair value below the amortized cost basis.  This evaluation is based on a number of factors including the length of time and extent to which the fair value has been below the cost basis and any adverse conditions related specifically to the security, including any changes to the credit rating of the security. If the Company concludes that an other-than-temporary impairment exists, it recognizes an impairment charge to reduce the investment to fair value and records the related charge as a reduction of interest income. No impairment charges were recognized for the three and six months ended June 30, 2015 and 2014.

Inventory

Inventory, which is stated at the lower of cost or market, is based on actual cost in a manner that approximates the first-in, first-out method.

The Company capitalizes inventory produced in preparation for commercial launch when it becomes probable that the related product candidate will receive regulatory approval. Given the Company’s current lack of extensive regulatory experience, it considers FDA approval probable when such approval is obtained. Prior to such time, the related costs of manufacturing such inventory are charged to research and development expense. As a result, the gross margin on net sales of product manufactured, in part or in whole, will vary and such variances may be significant. As of June 30, 2015 and December 31, 2014, there were no costs capitalized into inventory for product candidates for which regulatory approval is not considered probable.

If inventory costs exceed expected market value due to obsolescence, expiry or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value, less cost to sell.

Property and Equipment

Property and equipment are recorded at historical cost and consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Cameras	$923	$923
Computer hardware and electronics	721	420
Leasehold improvements	1,465	1,465
Furniture and fixtures	422	345
Software	114	9
Construction in process	104	—
	3,749	3,162
Less accumulated depreciation	(1,678)	(1,315)
	$2,071	$1,847

Except for leasehold improvements, depreciation is recorded using the straight-line method over the estimated useful lives of the assets (one to five years). Leasehold improvements are being depreciated on a straight line basis over the three year lease term, which is the shorter of the improvements expected useful lives and the lease term. The Company reviews its property and equipment assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company had no impairments or disposals during the three and six months ended June 30, 2015 and 2014.

Revenue Recognition

The Company recognizes revenue when all of the following four criteria are present: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the nature of the fee charged for products or the services delivered and the collectability of those fees. Where the revenue recognition criteria are not met, the Company does not recognize revenue until such time that all criteria under the provision are met.

Product sales consists of revenue recorded on the sale of KYBELLA™ which was launched in late June 2015. The Company sells KYBELLA™ through a sole distributor and the risk of loss transfers upon the distributor’s receipt of the product. Healthcare providers, the end users, order KYBELLA™ through this distributor. Due to the inherent uncertainties in estimating fixed or determinable fees and normal levels of channel inventory at this distributor during the initial launch period, the Company records revenue upon the distributor’s resale to the end user. There is no contractual right of return and the distributor is entitled to allowances for price protection and end user discounts, if any, as well as distribution and inventory management fees based on contractually stated amounts, typically a percentage of revenue. These fees are recorded as a reduction to revenue.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). For the three and six months ended June 30, 2015 and 2014, the only component of other comprehensive income (loss) is net unrealized gains and losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015 the FASB decided to defer the effective date of the new revenue standard by one year. For U.S. GAAP public entities, the deferral resulted in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Calendar year-end public entities would therefore be required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. Early adoption is permitted, but not before January 1, 2017, the original public entity effective date. The new standard allows for either “full retrospective” adoption, whereby the new standard is applied to each prior reporting period presented or “modified retrospective” adoption, whereby the new standard is only applied to the most current period presented with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on its consolidated statements of financial position and results of operations and comprehensive income (loss) and has not yet selected a transition method.

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

In July 2015, the FASB issued guidance which requires entities to measure most inventory at the lower of cost and net realizable value (“NRV”), thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The new guidance must be applied prospectively.  The Company does not believe the adoption of this accounting guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Marketable Securities

The Company’s marketable securities held as of June 30, 2015 and December 31, 2014 are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Type of security as of June 30, 2015	Cost	Gains	Losses	Fair Value
Corporate debt securities:
Financial	$52,739	$2	$(117)	$52,624
Industrial	14,370	1	(5)	14,366
Other	25,563	1	(12)	25,552
Total available-for-sale securities	$92,672	$4	$(134)	$92,542

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Type of security as of December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. government agency securities	$2,000	$1	$—	$2,001
Corporate debt securities:
Financial	28,067	—	(19)	28,048
Industrial	20,625	1	(14)	20,612
Other	19,796	—	(22)	19,774
Total available-for-sale securities	$70,488	$2	$(55)	$70,435

There were no material realized gains or losses from the sale of marketable securities during the three and six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, the Company believes that the cost basis of its available-for-sale securities were recoverable in all material respects. The unrealized losses as of June 30, 2015 and December 31, 2014 are related to corporate debt securities which the Company has the intent and ability to hold until maturity. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

The maturities of the Company’s marketable securities are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Mature in one year or less	$38,347	$38,334	$66,863	$66,816
Mature after one year through two years	54,325	54,208	3,625	3,619
Total	$92,672	$92,542	$70,488	$70,435

4. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Work-in-process	$3,609	$—
Finished goods	400	—
Total	$4,009	$—

5. Product Sales

Product sales, net from the sale of KYBELLA™ for the three and six months ended June 30, 2015 was $288 thousand, compared to no product sales for the same periods in 2014, calculated as follows (in thousands):

	June 30,	June 30,
	2015	2014
Product sales, gross	$310	$—
Distribution fees and allowances	(22)	—
Product sales, net	$288	$—

6. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Note payable to Bayer	$24,645	$22,166
Notes payable related to credit facility	—	5,979
	24,645	28,145
Less current portion	—	(5,484)
Notes payable-net of current portion	$24,645	$22,661

Note Payable to Bayer

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, the Company issued a $51.0 million unsecured promissory note to Bayer Consumer Care AG (“Bayer”).  The promissory note was subordinated to amounts owed under the Company’s credit facility.  Interest is accrued at 5% per annum and is payable on the anniversary date of the note.  The Company has the option of deferring 80% of the accrued interest and adding any unpaid interest to the principal amount. In connection with the interest payment due in March 2015, the Company paid $510 thousand and elected to defer the remainder of the amount due of $2.0 million, which was then added to the outstanding principal balance of the note. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty.

As the note payable to Bayer bears interest at 5%, which was below the borrowing rate available to the Company at issuance, it was recorded at its then fair value of $21.6 million, which was the present value of the future cash flows assuming a borrowing rate of 15%.  The difference between face value of $51.0 million and the initial fair value of the note was recorded as a discount and is being amortized over the life of the note utilizing the effective interest method.

Included in interest expense for the three and six months ended June 30, 2015 and 2014 was amortization of the debt discount of $249 thousand, $439 thousand, $172 thousand and $218 thousand, respectively, and interest expense of $661 thousand, $1.3 million, $636 thousand and $803 thousand, respectively, related to the note payable to Bayer.  The balance of accrued interest expense at June 30, 2015 and December 31, 2014 was $835 thousand and $2.1 million, respectively. The balance of the remaining unamortized discount at June 30, 2015 and December 31, 2014 was $28.4 million and $28.8 million, respectively.

Notes Payable Related to Credit Facility

On March 21, 2011, the Company executed a debt financing agreement whereby the Company had access to borrow up to $15.0 million of senior loan financing through January 1, 2012. Subsequently, the credit facility was amended to provide for an extension of the drawdown period through February 28, 2013. For each draw, the Company was required to make six months of interest only payments at a fixed rate of 11.5% followed by 30 months of interest and principal payments at a fixed rate of 8.5% and a final payment of 6% of the amount drawn due with the last principal payment. Interest expense related to the notes payable was recorded over the term of the notes utilizing the effective interest method.  The debt was secured by all the Company’s assets, except for the Company’s intellectual property, which is subject to a negative pledge agreement. Amounts due under the credit facility could be repaid at any time, subject to scheduled pre-payment penalties.

On April 1, 2015, the Company repaid the outstanding balance of the credit facility. The total payoff was $5.8 million, which included accrued interest of $824 thousand and prepayment and other additional interest and fees of $125 thousand. The Company wrote-off to interest expense $311 thousand of unamortized debt issuance costs as of the date of payoff.  At December 31, 2014, the balance of accrued interest expense was $768 thousand and the remaining unamortized debt issuance cost was $396 thousand.

As the note was repaid on April 1, 2015 there was no additional monthly amortization of debt issuance costs or accrued interest expense for the three months ended June 30, 2015. Included in interest expense for the six months ended June 30, 2015 was amortization of debt issuance costs of $85 thousand, write-off of the unamortized debt issuance costs of $311 thousand and $294 thousand of interest expense. Included in interest expense for the three and six months ended June 30, 2014 was amortization of debt issuance costs of $85 thousand and $170 thousand, respectively, and interest expense of $314 thousand and $670 thousand, respectively, related to the notes payable.

7. Stockholders’ Equity

Shares Reserved for Future Issuance

Shares of the Company’s common stock reserved for future issuance are as follows (in thousands):

June 30,
2015
Common stock awards outstanding	4,155
Common stock awards available for grant	1,035
Total common shares reserved for future issuance	5,190

ESPP

In January 2015, the Company’s board of directors approved the 2015 Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the annual meeting on June 2, 2015.  Under the ESPP, employees are offered the option to purchase discounted shares of common stock during 5-month offering periods commencing on each March 20 and September 20 following the effective date of the ESPP, except that the first offering period is seven months and commenced on February 20, 2015. Eligible employees may authorize up to a maximum of 15% of their pay to be deducted by the Company during the offering period and used to purchase shares on the exercise date, to the extent accumulated payroll deductions are within the ESPP limits. Shares are purchased on the applicable exercise date, generally the last trading day of each offering period. The price per share of common stock to be paid by a participant upon exercise shall be equal to 85% of the lower of fair market value of the Company’s common stock on either the grant date or the exercise date. As of June 30, 2015 682 thousand shares were reserved for future issuance under the plan and are included in the common stock awards available for grant in the table above.

Stock Awards

In September 2012, the Company’s board of directors approved the 2012 Equity Incentive Award Plan (“the 2012 Plan”), which became effective upon completion of the Company’s initial public offering (“IPO”). The 2012 Plan provides for the granting of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock, dividend equivalents, performance awards, stock payments and other stock-based and cash-based awards to its employees, directors, and consultants at the discretion of the compensation committee of the board of directors. The 2012 Plan is the successor to the Amended and Restated 2004 Stock Plan. Any remaining shares available for future issuance under the 2004 Stock Plan are available for issuance under the 2012 Plan. In addition, the plan reserve will automatically increase annually from January 1, 2013 through January 1, 2022 by an amount equal to the smaller of: (a) 1,512,687 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. As of June 30, 2015 and December 31, 2014, a total of 5.0 million and 4.1 million shares, respectively, were authorized for grant under the Plan.

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

The Company estimates the fair value of its stock awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of complex and subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. In the past, due to a relatively short amount of company specific historical and implied volatility data, the Company’s estimate of expected volatility was based on the historical volatility of a group of industry peer companies that are publicly traded. As of January 1, 2015, the Company had a sufficient amount of historical information regarding the volatility of its own stock in public markets to rely in part on its own volatility as well as the volatility of the industry peer companies.  When selecting the industry peers, the Company considers enterprise value, risk profiles, position within the industry, and historical public share price information sufficient to meet the expected life of the stock awards. The historical volatility data was computed using the daily closing prices during the equivalent period of the calculated expected term of the stock awards. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The Company has never paid, and does not expect to pay dividends in the foreseeable future. The Company accounts for stock options issued to nonemployees using a fair value approach.  The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. The Company also grants restricted stock units and the grant date fair value per share of those awards is equal to the closing stock price on the date of grant.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical experience to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. To date, such differences have not been material.  For the three and six months ended June 30, 2015 and 2014, the Company applied forfeiture rates based on the Company’s historical forfeitures.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Number of	Weighted‑Average
	Options	Exercise
	(in thousands)	Price
Outstanding at December 31, 2014	2,975	$23.59
Granted	1,531	42.90
Exercised	(427)	16.15
Forfeited	(23)	35.86
Outstanding at June 30, 2015	4,056	$31.55

A summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2015 is as follows:

	Number of	Weighted‑Average
	RSUs	Grant-Date
	(in thousands)	Fair Value
Outstanding at December 31, 2014	138	$37.92
Granted	88	50.02
Vested	(126)	37.35
Cancelled	(1)	44.02
Outstanding at June 30, 2015	99	$49.30

Total equity-based compensation cost recorded in the condensed consolidated statements of operations and comprehensive loss, which includes the value of stock options, RSUs and awards under the ESPP, is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$3,095	$1,520	$5,142	$3,008
Selling, general and administrative	3,596	1,505	5,981	2,928
	$6,691	$3,025	$11,123	$5,936

As of June 30, 2015, there was $52.6 million of unrecognized compensation expense related to unvested employee stock option agreements, which is expected to be recognized over a weighted-average period of approximately 3.27 years and $4.5 million related to restricted stock unit agreements which is expected to be recognized over a weighted-average period of approximately 2.65 years. For stock option and restricted stock unit awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

8. Collaborations, Licensing and Contingencies

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

Bayer

In August 2010, the Company entered into a license agreement with Bayer Consumer Care AG that provided Bayer with an exclusive license to develop, manufacture and commercialize ATX-101 outside of the United States and Canada. In connection with the License Agreement the Company also entered into a related Services, Research, Development and Collaboration Agreement with Bayer’s affiliate, Intendis GmbH. Bayer Consumer Care AG and Intendis GmbH are referred to jointly as Bayer and these agreements were referred to jointly as the collaboration arrangement with Bayer.

In March 2014, the Company entered into an agreement whereby it acquired the rights to develop, manufacture and commercialize ATX-101 outside of the United States and Canada from Bayer.  Under the new agreement, KHL, a wholly-owned Bermuda subsidiary of the Company, purchased these rights. As a result of this agreement, Bayer was issued 698 thousand shares of the Company’s common stock valued at $33.0 million based on an average closing stock price of $47.27 over a period set forth in the agreement.  Additionally, the Company issued an unsecured promissory note for $51.0 million, which was subordinated to amounts owed under the Company’s credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. As of June 30, 2015, the achievement of the related sales milestones is not considered probable.

The acquisition date costs allocated to the acquired rights consists of the following (in thousands):

Fair value of common stock issued	$31,429
Fair value of note payable to Bayer	21,600
Other	(272)
Total in-process research and development	$52,757

The fair value of the common stock issued is based on the closing price of the Company’s common stock on the acquisition date of $45.02 per share. As the note payable to Bayer includes an interest rate which was below the borrowing rate available to the Company at issuance, it was recorded at its fair value of $21.6 million, which was the present value of the future cash flows assuming a borrowing rate of 15%, which approximated the market rate for debt with similar terms and consideration of default and credit risk at issuance. Other represents the net impact of the reduction in costs resulting from the residual restricted cash of $967 thousand that reverted to the Company, partially offset by $695 thousand of transaction costs related to the acquisition.

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

See Note 6, “Notes Payable” for a more detailed discussion of the promissory note.

Actelion Pharmaceuticals Ltd. and the Trustees of the University of Pennsylvania

In February 2015, the Company entered into a licensing arrangement with Actelion Pharmaceuticals Ltd. (“Actelion”) and the Trustees of the University of Pennsylvania (“University of Pennsylvania”) pursuant to which it obtained exclusive worldwide rights to setipiprant, a clinical-stage selective and potent oral antagonist to the prostaglandin D2 (PGD2) receptor and exclusive worldwide rights to certain patent rights owned by the University of Pennsylvania covering the use of PGD2 receptor antagonists for the treatment of hair loss. As part of the agreement, Actelion received an initial payment of $1.5 million and will be eligible to receive up to an additional $25.5 million in potential development and regulatory milestones, as well as royalties on sales if setipiprant is successfully commercialized. The $1.5 million was paid during the six months ended June 30, 2015 and is included in research and development expense in the accompanying condensed consolidated statement of operations and comprehensive loss. University of Pennsylvania received an initial payment of $100 thousand which is included in research and development expense in the accompanying condensed consolidated statement of operations and comprehensive loss.  They will also receive certain annual license maintenance fees beginning in the third year of the agreement, as well as is eligible to receive up to $4.1 million in milestone payments and royalties on sales of products commercialized under the patents provided for in the agreement. As of June 30, 2015, the achievement of the related milestones is not considered to be probable.

Los Angeles Biomedical Research Institute

In August 2005, the Company entered into an exclusive license agreement with Los Angeles Biomedical Research Institute at Harbor/UCLA Medical Center (“LA Biomed”), pursuant to which it obtained a worldwide exclusive license to practice, enforce and otherwise exploit certain patent rights related to the use of the active ingredient in ATX-101. The exclusive license required the Company to pay LA Biomed a milestone payment of $500 thousand upon receipt of marketing approval of ATX-101, which was paid in the second quarter 2015. The milestone payment, which is being amortized over its estimated useful life of 15 years, was recorded in other assets in the condensed consolidated balance sheet at June 30, 2015 and is reflected as other investing cash flow activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2015. The contract also requires non-royalty sublicense fees equal to 10% of any sublicense income, up to a total of $5.0 million, 50% of which the Company may elect to satisfy through the issuance of capital stock, of which $3.6 million has been incurred and paid. Additionally, the Company is obligated to pay low- to mid- single digit royalties on worldwide net product sales of ATX-101.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company is subject to certain legal proceedings, complaints and claims arising out of the conduct of its business. The Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. Since the Company believes that it has provided adequate reserves, when necessary, it anticipates that the ultimate outcome of any such matters currently pending against the Company will not materially affect the consolidated financial position, results of operations or consolidated cash flows of the Company.

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

At June 30, 2015 and December 31, 2014, the Company had cash equivalents comprised of money market accounts whose value is based using quoted market prices with no adjustments applied. Accordingly, these securities are classified as Level 1. U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. These securities are investment grade with maturity dates of two years or less from the balance sheet date.  The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. There were no transfers of assets or liabilities between the fair value measurement levels during the three and six months ended June 30, 2015 and 2014.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands).

	Fair Value Measurement at June 30, 2015 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
Assets
Cash equivalents	$77,985	$—	$—	$77,985
Corporate debt securities	—	92,542	—	92,542
Total	$77,985	$92,542	$—	$170,527

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Assets
Cash equivalents	$22,691	$—	$—	$22,691
U.S. government agency securities	—	2,001	—	2,001
Corporate debt securities	—	68,434	—	68,434
Total	$22,691	$70,435	$—	$93,126

The Company has notes payable, which are liabilities for which fair value is disclosed as of June 30, 2015 and December 31, 2014. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the Company believes that the carrying value of the notes payable related to the credit facility (Level 2) approximated its fair value at December 31, 2014. The note was paid in full and is no longer outstanding at June 30, 2015. At June 30, 2015, the Company had a note payable with Bayer at a below market interest rate of 5%.  The carrying value of the note was calculated at issuance assuming a discount rate of 15% based on an analysis to determine the market rate available to the Company for similar debt.  Based on an analysis of various factors, including the Company’s cost of equity, recent transactions in the market, the effective interest rate on the credit facility notes payable, the rate of public company structured debt arrangements for companies at a similar stage, its subordinated nature, other debt issuance by investment firms to similar companies and management’s judgment, the Company believes that the fair value of this note payable was $35.1 million at June 30, 2015 and $22.2 million at December 31, 2014, assuming a discount rate of 11% and 15%, respectively. Since several of the factors analyzed are considered to be unobservable inputs, this is considered to be a Level 3 valuation.

The fair values of cash equivalents, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these accounts.

10. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At June 30, 2015 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of June 30, 2015, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2015 and 2014. The tax years subsequent to and including 2005 remain open to examination by the major taxing jurisdictions to which the Company is subject.

11. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding the effects of options, restricted stock units and ESPP awards outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the potential dilutive effects of options, restricted stock units and ESPP awards outstanding during the period calculated in accordance with the treasury stock method. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between weighted average number of shares used to calculate basic and diluted net loss per common share for the three and six months ended June 30, 2015 and 2014.

The calculation of weighted average diluted shares outstanding excludes the dilutive effect of options and restricted stock units outstanding, as the impact of such items are anti-dilutive during periods of net loss.  Shares excluded from the calculation, prior to the use of the treasury stock method, unweighted, were 4.2 million and 2.9 million at June 30, 2015 and 2014, respectively.

12. Subsequent Events

On June 17, 2015, the Company entered into a definitive Agreement and Plan of Merger (the “Initial Merger Agreement”), with Allergan plc (“Allergan”) and Keto Merger Sub, Inc., an indirect wholly owned subsidiary of Allergan (“Merger Sub” and, together with the Company and Allergan, the “Parties”), which was subsequently amended pursuant to an Amendment No. 1 to the Agreement and Plan of Merger entered into by and among the Parties on July 1, 2015 (“Amendment No. 1”), pursuant to which Merger Sub would merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Allergan (the “Merger”), and each share of the Company’s common stock issued and outstanding immediately prior to the Merger would have been converted into the right to receive: (1) $60.00 in cash, without interest and (2) that number of validly issued, fully paid and nonassessable ordinary shares, $0.0001 par value per share, of Allergan (“Allergan Shares”) equal to the quotient determined by dividing $15.00 by the volume weighted average price of an Allergan Share (for the ten trading day period starting with the twelfth trading day prior to the closing date of the Merger and ending with the close of trading on the third to last trading day prior to the closing date of the Merger) (the “Initial Merger Consideration”).

On August 4, 2015, the Parties amended and restated the Initial Merger Agreement, as amended by Amendment No. 1, pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”),  to provide, among other things, that each share of Company common stock issued and outstanding immediately prior to the Merger (other than shares held by the Company as treasury stock or held by Allergan, Merger Sub or any of their respective subsidiaries, which will be canceled without consideration, shares subject to any unvested Company restricted stock award, which will be assumed by Allergan, and shares held by stockholders who exercise their appraisal rights under Delaware law) will be converted into the right to receive $75.00 in cash, without interest.  The Merger remains subject to customary closing conditions, including receipt of approval from the Company’s stockholders, and is expected to close in the third quarter of 2015.

Since the announcement of the Merger, five purported class action complaints were filed by alleged stockholders of the Company against various combinations of the Company, the individual directors of the Company, Allergan and Merger Sub. These lawsuits were filed in the Delaware Court of Chancery, captioned Lytle v. KYTHERA Biopharmaceuticals, Inc., et al., C.A. No. 11208-CB (June 26, 2015), Barbour v. KYTHERA Biopharmaceuticals, Inc., et al., C.A. No. 11239-CB (July 2, 2015), Furr v. KYTHERA Biopharmaceuticals, Inc., et al., C.A. No. 11266-CB (July 8, 2015); Cohodes v. Allergan PLC, et al., C.A. No. 11289-CB (July 14, 2015); and Roth v. Ball, et al., C.A. No. 11360 (August 3, 2015). The Barbour, Furr, Cohodes and Roth lawsuits generally allege that the members of the Company’s board of directors breached their fiduciary duties in negotiating and approving the Merger Agreement, that the Initial Merger Consideration undervalues the Company, that the Company’s stockholders will not receive adequate or fair value for their shares of the Company’s common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection terms that preclude competing offers. On August 4, 2015, plaintiff Lytle filed an amended complaint that, in addition to making allegations similar to those discussed above, also alleges that the Registration Statement on Form S-4 filed by Allergan on July 17, 2015 in connection with the Merger is misleading and/or omits certain material information concerning, among other things, the background leading up to the Merger and the key data and inputs underlying the financial valuation analyses supporting the fairness opinion provided by the Company’s financial advisor.  The lawsuits further allege that KYTHERA, Allergan and/or Merger Sub aided and abetted the purported breaches of fiduciary duty.  The lawsuits seek, among other things, to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees.

On July 24, 2015 the Company received authorization from Health Canada to market BELKYRA™, also known as ATX-101 outside of the U.S. and Canada, for the improvement in the appearance of moderate to severe convexity or fullness associated with submental fat in adults.

On July 24, 2015, the Company received notification that the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to Allergan’s pending acquisition of the Company.

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

In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q and do not assume the consummation of the pending acquisition of the Company by Allergan plc. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

On April 29, 2015, the U.S. Food and Drug Administration (“FDA”) approved our New Drug Application (“NDA”) for our product ATX-101.  ATX-101 will be marketed in the United States under the trade name KYBELLATM.  In addition, on July 24, 2015, we received regulatory approval for ATX-101 in Canada and intend to market it under the trade name BELKYRA TM.  ATX-101 has not been approved for commercial use outside of these jurisdictions.  In this Quarterly Report, when we refer to ATX-101 in the United States we are referring to KYBELLATM. When we refer to ATX-101 in Canada we are referring to BELKYRA TM, and outside of the United States and Canada, we are referring to the product candidate, ATX-101.

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

Since commencing operations in August 2005, we have devoted substantially all our efforts to identify and develop products for the aesthetics market, recruiting personnel and raising capital. We have devoted predominantly all of our resources to the preclinical and clinical development of ATX-101.  On April 29, 2015, the FDA approved KYBELLA™, “for improvement in the appearance of moderate to severe convexity or fullness associated with submental fat in adults.” KYBELLA™ is our only approved product in the United States and we are substantially dependent on its successful commercialization. Sales of KYBELLA™ commenced in the United States in late June 2015.  In addition, on July 24, 2015, we received regulatory approval for ATX-101 in Canada and intend to market it under the trade name BELKYRATM.

On June 17, 2015, we entered into an Agreement and Plan of Merger (the “Initial Merger Agreement”) with Allergan plc (“Allergan”), and Keto Merger Sub, Inc., an indirect wholly owned subsidiary of Allergan (“Merger Sub”). On July 1, 2015, the Initial Merger Agreement was amended by the parties to the Initial Merger Agreement (as amended, the “Amended Merger Agreement”). Pursuant to the Amended Merger Agreement, Merger Sub would merge with and into our company, with our company surviving the merger as a wholly-owned subsidiary of Allergan (the “Merger”), and each share of our common stock issued and outstanding immediately prior to the Merger would have been converted into the right to receive: (1) $60.00 in cash, without interest and (2) that number of ordinary shares of Allergan (“Allergan Shares”) equal to the quotient determined by dividing $15.00 by the volume weighted average price of an Allergan Share (for the ten trading day period starting with the twelfth trading day prior to the closing date of the Merger and ending with the close of trading on the third to last trading day prior to the closing date of the Merger) (the “Initial Merger Consideration”).

On August 4, 2015, the Amended Merger Agreement was amended and restated by the parties thereto pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to provide, among other things, that each share of our common stock issued and outstanding immediately prior to the Merger, subject to certain exceptions, will be converted into the right to receive $75.00 in cash, without interest. The Merger remains subject to customary closing conditions, including receipt of approval from our stockholders, and is expected to close in the third quarter of 2015.

In March 2015, we sold 2,994,793 shares of common stock, $0.00001 par value per share, in an underwritten public offering at a price to the public of $48.00 per share, which included the full exercise of the underwriters’ option to purchase an additional 390,625 shares of common stock. We received aggregate net proceeds of approximately $134.6 million, after deducting the underwriting discounts and offering related transaction costs incurred.

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

We believe the acquisition of these rights was a transformative opportunity for us and that we have the right leadership and operational team to shape the future path of ATX-101. We continue to evaluate on a territory-by-territory basis where and how to best maximize the value of ATX-101.  We submitted a New Drug Submission (“NDS”) with Health Canada in August 2014 and received authorization from Health Canada to market BELKYRATM “for improvement in the appearance of moderate to severe convexity or fullness associated with submental fat (SMF) in adults” on July 24, 2015. In addition, we submitted a Marketing Authorization Application (“MAA”) to Swissmedic in October 2014 and a drug application with Australia’s Therapeutic Goods Administration (“TGA”) in February 2015, seeking approval for ATX-101 as an injectable treatment of submental fullness.

In February 2015, we entered into licensing arrangements with Actelion Pharmaceuticals Ltd. (“Actelion”) and the Trustees of the University of Pennsylvania (“University of Pennsylvania”) pursuant to which we obtained exclusive worldwide rights to setipiprant (KYTH-105), a clinical-stage selective and potent oral antagonist to the prostaglandin D2 (“PGD2”) receptor and exclusive worldwide rights to certain patent rights owned by the University of Pennsylvania covering the use of PGD2 receptor antagonists for the treatment of hair loss. For additional discussion, refer to Note 8 to the Condensed Consolidated Financial Statements, “Collaborations, Licensing and Contingencies.”

We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $373.8 million. We incurred net losses of $37.2 million, $66.0 million, $19.5 million and $88.9 million for the three and six months ended June 30, 2015 and 2014, respectively. We may continue to incur net operating losses as we advance ATX-101 through commercialization, seek additional regulatory approvals and develop other clinical assets. We have no manufacturing and distribution facilities and all of our manufacturing and distribution activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and recently began the process of building a sales and marketing organization to support the launch of KYBELLA™. We have not yet initiated our commercial launch of BELKYRA TM in Canada.  Historically we have funded substantially all of our operations through the sale and issuance of our common and preferred stock, convertible debt, amounts received from U.S. Government grants and pursuant to our former collaboration arrangement with Bayer and borrowings under our notes payable. We may need to seek additional funding to support our operating activities in the future. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Financial Overview

Revenue

KYBELLATM was approved by the FDA for the reduction of submental fullness in April 2015 and we generated revenue from our first product sales in late June 2015 in the United States. Net sales related to sales of KYBELLA™ for both the three and six months ended June 30, 2015 were $288 thousand. We launched our commercial sales through a specialized sales force in the United States, focusing our initial marketing of KYBELLATM on training core dermatologists, plastic surgeons and facial plastic surgeons we identified as having substantial experience in performing facial injectable procedures. If we fail to complete successful commercialization of ATX-101, or the development and approval of ATX-101 outside the United States, as well as other product candidates, in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Prior to June 2015, all of our revenue has been derived from license fees we received pursuant to our former collaboration arrangement with Bayer. As of March 2014, we acquired rights to ATX-101 outside of the United States and Canada from Bayer and our collaboration arrangement was terminated. As a result, we no longer expect future revenues or funding from this license agreement.

Cost of sales

Cost of sales consists primarily of direct and indirect costs related to the manufacturing of KYBELLA™ incurred following the receipt of regulatory approval, including third party manufacturing costs and allocation of overhead, including salaries and benefits. Costs incurred to manufacture KYBELLA™ commercial supply prior to the receipt of U.S. regulatory approval in April 2015, including the KYBELLA™ unfinished drug product on hand, were expensed in the period those costs were incurred. As a result, the gross margin on net sales of such product will vary until the inventory on hand at April 2015 has been sold and such variance may be significant.

Inventory on hand as of April 2015 that was expensed prior to receipt of U.S. regulatory approval, had an estimated cost of approximately $5.4 million. The inventory on hand at April 2015 consisted of materials in various stages of production. The aggregate sales price of inventory on hand could be impacted by a number of factors including, but not limited to, market demand, future pricing of the product and competition.

We expect our cost of sales to increase in the future as inventory manufactured prior to approval is sold, which will have a negative impact on gross margin. The timing of the sales of such inventory is dependent on the level of sales of KYBELLA™. The cost of sales as a percentage of revenue for the expected sales of inventory capitalized after April 2015 will be dependent upon the ultimate sales price and our cost to manufacture inventory at normalized production levels under the commercial manufacturing arrangements with third party manufacturers.

In-Process Research and Development

In March 2014, we acquired the rights to develop and commercialize ATX-101 outside of the United States and Canada from Bayer. As a result of this agreement, Bayer was issued 698 thousand shares of our common stock and we issued a note payable for $51.0 million. The promissory note, which was subordinated to amounts owed under our credit facility, bears interest at 5% per annum and is payable no later than 2024. Additionally, Bayer is eligible to receive up to $123.8 million upon the achievement of certain long-term sales milestone payments on annual sales of ATX-101 outside of the United States and Canada. We accounted for this transaction as an asset acquisition. Since the acquired rights represent acquired in-process research and development with no alternative future uses, we recorded a one-time charge to in-process research and development of $52.8 million as a result of expensing the resulting value assigned to such rights. See Note 8 to the Condensed Consolidated Financial Statements, “Collaborations, Licensing and Contingencies” for a more detailed discussion of this acquisition.

Research and Development Expenses

We expense all research and development costs in the periods in which they are incurred. Major components of our research and development costs are personnel costs, including cash and stock-based compensation expense, pre-clinical studies, clinical trials and related manufacturing, materials and supplies, regulatory affairs activities, medical affairs, fees paid to consultants and other entities that conduct certain research and development activities on our behalf and acquired in-process research and development charges. To date, our research and development expenses have related predominately to the development of ATX-101. In the three and six months ended June 30, 2015 and 2014, we incurred $11.2 million, $26.5 million, $11.0 million and $20.9 million, respectively, in research and development expenses, excluding the charge for in-process research and development in 2014. Since inception through June 30, 2015, we have incurred approximately $183.7 million in research and development expenses related to the development of ATX-101, excluding cash and stock-based compensation expenses but including the charge for in-process research and development.

Conducting significant research and development is central to our business and strategy. Included in research and development are costs for the continuation of regulatory submissions outside the United States and Canada for ATX-101, completion of U.S. Phase IIIb trials started in 2014, and costs related to our planned hair loss prevention program (KYTH-105) based on the intellectual property acquired from Actelion and the University of Pennsylvania in 2015.We expect our research and development expenses in 2015 will be similar to or slightly higher than 2014, excluding the charge for in-process research and development, as we completed our NDA approval process, worked to establish commercial manufacturing and supply chain prior to approval, and continue to develop our medical affairs capability in support of U.S. launch. Post KYBELLATM approval in the U.S., a substantial portion of manufacturing costs are being capitalized as a component of inventory beginning April 2015, and subsequently expensed as cost of sales when the related capitalized inventory is sold.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) costs primarily consist of personnel costs, including cash and stock-based compensation expense, associated with our executive, accounting and finance, legal, sales and marketing and human resources departments. Other SG&A expenses include costs in connection with patent filings, prosecution and defense of intellectual property, facility costs and professional fees for legal, consulting, sales and marketing costs in connection with U.S. launch of KYBELLATM, including training of healthcare providers, and audit and tax services. For the three and six months ended June 30, 2015 and 2014, our SG&A expenses totaled approximately $25.0 million, $37.5 million, $7.4 million and $13.5 million, respectively. We expect our SG&A costs will more than double in 2015 as we increase our headcount and expand our support staffing, hire sales leadership and field based sales representatives, establish and complete commercial infrastructure including information technology systems and personnel support for the commercial organization, and other activities to support our company growth as we execute commercial launch of KYBELLATM.

Interest Expense

Interest expense relates to the interest and amortization of debt issuance costs on the notes payable outstanding during the year.

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

We began to sell KYBELLA™ in June 2015. As such, we identified additional critical accounting policies as of June 30, 2015 related to revenue, further described in Note 2 to the Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies” to our financial statements. Otherwise, there have been no significant changes in the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and in our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2014, during the three and six months ended June 30, 2015.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Product sales, net	$288	$—	$288	*	%
Operating expenses:
Cost of sales	14	—	14	*
Research and development	11,227	10,962	265	2
Selling, general and administrative	24,976	7,364	17,612	239
Total operating expenses	36,217	18,326	17,891	98
Loss from operations	(35,929)	(18,326)	(17,603)	96
Interest income	122	51	71	139
Interest expense	(1,347)	(1,207)	(140)	12
Net loss	$(37,154)	$(19,482)	$(17,672)	91%

* Percentage not meaningful.

Product sales. Product sales, net from the sale of KYBELLA™ for both the three and six months ended June 30, 2015 was $288 thousand, compared to no product sales for the same periods in 2014, calculated as follows (in thousands):

	June 30,	June 30,
	2015	2014
Product sales, gross	$310	$—
Distribution fees and allowances	(22)	—
Product sales, net	$288	$—

We recognize revenue from the sale of KYBELLA™ when delivery has occurred, title has transferred, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. During the initial launch period, we defer the recognition of revenue until the product is sold to the healthcare providers, the end customers, due to the inherent uncertainties in estimating fixed or determinable fees and normal channel inventory at the distributor. KYBELLA™ is sold with no right of return and the distributor is entitled to allowances for price protection and end user discounts, if any, as well as distribution and inventory management fees based on contractually stated amounts, typically a percentage of revenue. These fees are recorded as a reduction to revenue.

Cost of sales.  Cost of sales for both the three and six months ended June 30, 2015 was $14 thousand. Cost of sales recorded for the three and six months ended June 30, 2015 represents manufacturing cost incurred after the receipt of U.S. regulatory approval of KYBELLA™ related to the goods sold during the period.

Research and development expenses.  Research and development expenses increased $265 thousand, or 2%, from $11.0 million for the three months ended June 30, 2014 to $11.2 million for the three months ended June 30, 2015. This increase was primarily driven by a growth in headcount and related personnel costs of $3.2 million, including increased stock compensation expense of $1.6 million resulting from an increase in stock option grants as well as an increase in share price, and the issuance of restricted stock units.  This increase was offset by a decrease in manufacturing related costs of $2.8 million due to costs being capitalized to inventory as a result of receiving approval of KYBELLA™ and decreased outside consulting costs for clinical and regulatory support of $0.3 million.

Selling, general and administrative expenses.  SG&A expenses increased by $17.6 million, or 239%, from $7.4 million for the three months ended June 30, 2014 to $25.0 million for the three months ended June 30, 2015. The increase was mainly due to increased personnel costs associated with an increase in sales leadership and field based headcount of approximately $7.1 million, including increased stock compensation expense of $2.1 million resulting from an increase in stock option grants, an increase in share price, and the issuance of restricted stock units. The increase was also due to increased external costs of $5.1 million associated with marketing activities in preparation for the U.S. commercial launch of KYBELLATM and $2.9 million in costs associated with establishing our sales force capabilities as we initiated the U.S. commercialization of KYBELLATM, increased legal and accounting costs associated with our pending acquisition by Allergan of $2.1 million.

Interest income.  Interest income for the three months ended June 30, 2015 and 2014 represents interest earned on marketable securities purchased during the year partially offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense for the three months ended June 30, 2015 and 2014 relates to the outstanding balances of the notes payable. The increase was primarily due to the Bayer note. For additional discussion refer to Note 6 to the Condensed Consolidated Financial Statements, “Notes Payable.”

Results of Operations

Comparison of Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Product sales, net	$288	$—	$288	*	%
Operating expenses:
Cost of sales	14	—	14	*
In‑process research and development	—	52,757	(52,757)	(100)
Research and development	26,493	20,942	5,551	27
Selling, general and administrative	37,471	13,485	23,986	178
Total operating expenses	63,978	87,184	(23,206)	(27)
Loss from operations	(63,690)	(87,184)	23,494	(27)
Interest income	150	118	32	27
Interest expense	(2,426)	(1,861)	(565)	30
Net loss	$(65,966)	$(88,927)	$22,961	(26)%

* Percentage not meaningful.

In-process research and development. In-process research and development of $52.8 million for the six months ended June 30, 2014 represents the one-time charge for acquiring the rights to ATX-101 outside of the United States and Canada from Bayer.

Research and development expenses.  Research and development expenses increased $5.6 million, or 27%, from $20.9 million for the six months ended June 30, 2014 to $26.5 million for the six months ended June 30, 2015. This increase was primarily driven by growth in headcount and related personnel costs of $5.2 million, including increased stock compensation expense of $2.1 million resulting from an increase in stock option grants as well as an increase in share price, $1.7 million in payments related to our new product candidate, KYTH-105, licensed from Actelion in February 2015, and an increase of $1.9 million in external costs in connection with the development and execution of our medical affairs program, offset by a decrease in manufacturing costs of $1.7 million and decreased costs for outside services related to clinical development of $2.2 million. The decrease in manufacturing costs is related to the capitalization of costs related to manufacturing the commercial supply of KYBELLA™ after approval in April 2015.

Selling, general and administrative expenses.  SG&A expenses increased by $24.0 million, or 178%, from $13.5 million for the six months ended June 30, 2014 to $37.5 million for the six months ended June 30, 2015. The increase was partially due to increased personnel costs associated with an increase in sales leadership and field based headcount of approximately $9.8 million, including increased stock compensation expense of $3.1 million resulting from an increase in stock option grants, an increase in share price, and the issuance of restricted stock units. The increase was also due to increased external costs of $7.3 million associated with marketing activities in preparation for the U.S. commercial launch of KYBELLATM and $4.3 million in costs associated with establishing our sales force capabilities as we prepare for and execute the U.S. commercialization of KYBELLATM, increased legal and accounting costs of $2.4 million mostly related to the pending acquisition of the Company by Allergan.

Interest income.  Interest income for the six months ended June 30, 2015 and 2014 represents interest earned on marketable securities purchased during the year partially offset by the amortization of premiums paid on the purchased securities.

Interest expense.  Interest expense for the six months ended June 30, 2015 and 2014 relates to the notes payable. The increase in expense was primarily due to the Bayer note issued in March 2014.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $66.0 million and $88.9 million, and used $47.2 million and $29.4 million of cash for our operating activities for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, we had an accumulated deficit of $373.8 million.

As of June 30, 2015, we had working capital of $168.8 million. Historically, we have principally financed our operations through our public offerings of common stock, private placements of redeemable convertible preferred stock and convertible debt, amounts received pursuant to our former collaboration arrangement with Bayer for the development of ATX-101 outside the United States and Canada, and borrowings under our notes payable. In March 2015, we completed a public offering of shares of common stock at an offering price of $48.00 per share and we received aggregate net proceeds of approximately $134.6 million, after deducting the underwriting discount and offering related transaction costs incurred.

At June 30, 2015, we had capital resources consisting of cash and cash equivalents and marketable securities of $184.9 million. Our funds are currently invested in money market funds, corporate debt securities and demand deposit accounts.

In March 2014, as part of the agreement to acquire the rights to develop and commercialize ATX-101 outside of the United States and Canada, we issued a $51.0 million unsecured promissory note to Bayer. Interest is accrued at 5% per annum and is payable on the anniversary date of the note. We have the option of deferring 80% of the accrued interest, and adding any unpaid interest to the principal amount. In connection with the interest payment due in March 2015, the Company paid $0.5 million and elected to defer the remainder of the amount due, $2.0 million, which was then added to the outstanding principal balance of the note. The note is due on the ten year anniversary from issuance, with the option to prepay at any point in time without penalty. As the note payable to Bayer includes a favorable interest rate, which was below the borrowing rate available to us at issuance, it was recorded at its fair value of $21.6 million, which is the present value of the future cash flows assuming a borrowing rate of 15%, which approximated the market rate available to us at issuance. The discount on the note is being amortized to interest expense utilizing the effective interest method.

In April 2015, we elected to prepay the remaining $4.8 million owed under our credit facility. The total payoff was $5.8 million, which included accrued interest of $0.8 million and prepayment and other additional interest and fees of $0.1 million. In connection with this repayment, we also recognized $0.3 million of interest expense related to the write-off of unamortized debt issuance costs.

We entered into a license agreement with the Los Angeles Biomedical Research Institute (“LA Biomed”) in August 2005, which granted us exclusive worldwide rights to key intellectual property for the active ingredient in ATX-101. As part of this license agreement, we are obligated to pay LA Biomed low- to mid-single digit royalties on worldwide net product sales of ATX-101, which is included in cost of sales. Additionally, we incurred a milestone payment of $0.5 million upon receipt of marketing approval in the U.S, which was capitalized and is being amortized over the expected useful life of 15 years. Additionally, we are obligated to pay sublicense fees equal to 10% of any non-royalty sublicense income, up to a total of an aggregate of $5.0 million, of which we have paid a total of $3.6 million.

We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We believe that we will continue to expend substantial resources on the U.S. commercial launch of KYBELLATM. In addition, we will continue to expend capital resources for the completion of clinical and regulatory development of ATX-101 internationally, the initiation and completion of the proof of concept trial for KYTH-105, the preparation and filing of foreign regulatory applications, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply as well as marketing and selling products approved for sale. In addition, other unanticipated costs may arise. We may seek additional financing in the future to fund our operations by selling additional equity or issuing debt or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Our future capital requirements depend on many factors, including:

•	whether we close the Merger with Allergan pursuant to the Merger Agreement, and the timing thereof;

•the timing and scope of the investment we make in building our commercial infrastructure and sales force for the commercial launch of KYBELLATM in the U.S.;

•the timing, receipt and amount of sales of, or royalties on ATX-101.

•the cost of commercialization activities for ATX-101, KYTH-105 or any future product candidates, if approved for sale, including marketing, sales and distribution cost and preparedness of our corporate infrastructure;

•the cost of manufacturing ATX-101, KYTH-105 or any future product candidates and any products we successfully commercialize;

•the timing of, and the costs involved in, obtaining regulatory approvals for ATX-101 in other international territories, including the cost of any studies or additional activities that other regulatory agencies may require us to complete;

•any unexpected results from further analysis of clinical data of our completed clinical trials;

•the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;

•the number and characteristics of any additional product candidates we may develop or acquire;

•the scope, progress, results and costs of researching and developing ATX-101, KYTH-105 or any future product candidates, including pursuant to our license agreements with Actelion and the University of Pennsylvania, and conducting preclinical and clinical trials and incurring any licensing related milestone payments;

•the timing of the payment of our debt obligations to Bayer, including whether or not we determine to prepay the note held by Bayer;

•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•any product liability or other lawsuits related to our products or commenced against us;

•the expenses needed to attract and retain skilled personnel;

•the costs associated with being a public company; and

•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent or other claims, including litigation costs and the outcome of such litigation.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Under the terms and prior to the termination of the Merger Agreement, we must receive Allergan’s approval of certain expenditures above certain dollar amounts, as set forth in the Merger Agreement.

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

Summary Statements of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by
Operating activities	$(47,193)	$(29,421)
Investing activities	(23,976)	3,175
Financing activities	134,255	(1,660)
Net increase (decrease) in cash and cash equivalents	$63,086	$(27,906)

Net cash used in operating activities.  Net cash used in operating activities was $47.2 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $66.0 million offset by stock-based compensation of $11.1 million. The significant items in the change in operating assets and liabilities include an increase in accounts payable and other accrued liabilities of $11.5 million, which was primarily due to the timing of activities related to preparing for potential commercial launch, partially offset by the pay out of the annual bonuses accrued at year end, offset by an increase in inventory balance of $4.0 million as we began capitalizing costs to manufacture commercial supply of KYBELLA™ in April 2015.

Net cash used in operating activities was $29.4 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $88.9 million offset by the non-cash in-process research and development charge of $53.0 million and stock-based compensation of $5.9 million. The significant items in the change in operating assets and liabilities include an increase in prepaid expenses and other assets of $1.1 million, a decrease in accounts payable and other accrued liabilities of $1.7 million and a decrease in deferred development funds of $2.1 million offset by a decrease in restricted cash of $5.1 million. The decrease in accounts payable and other accrued liabilities was primarily due to a decrease in the accrued expenses to be paid from the deferred development funds, as we completed our collaboration agreement with Bayer in March 2014.  The decrease in the deferred development funds and restricted cash was due to the completion of obligations under our collaboration agreement with Bayer.

Net cash (used in) provided by investing activities.  Net cash used in investing activities for the six months ended June 30, 2015 was $24.0 million compared to net cash provided by investing activities of $3.2 million for the six months ended June 30, 2014. Our cash flows related to investing activities are primarily due to purchases and sales or maturities of marketable securities. There were purchases of securities of $71.2 million offset by proceeds from the sale or maturities of marketable securities of $48.3 million during the six months ended June 30, 2015, compared to the proceeds from sale or maturities of marketable of securities of $26.7 million offset by purchases of $22.7 million during the six months ended June 30, 2014. There were no material gains or losses on the sale of marketable securities. Included in cash flows used in investing activities for the six months ended June 30, 2015 was a milestone payment of $500 thousand to LA Biomed upon approval of KYBELLA™.

Net cash (used in) provided by financing activities.  Net cash provided by financing activities for the six months ended June 30, 2015 was $134.3 million and was due to net proceeds from our offering, which closed in March 2015, of $134.6 million and proceeds from stock option exercises of $6.0 million, offset by repayment of borrowings under the credit facility of $6.4 million, including payoff of $4.8 million in April 2015. Net cash used in financing activities was $1.7 million for the six months ended June 30, 2014, and was primarily due to repayment of borrowings under the credit facility of $2.9 million offset by proceeds from stock option exercises of $1.2 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations. Due to the fixed interest rate of our note payable, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

Cash and Cash Equivalents and Marketable Securities

As of June 30, 2015, we had cash and cash equivalents and marketable securities of $184.9 million. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. At June 30, 2015, our cash and cash equivalents and marketable securities were comprised of funds in cash, money market accounts and investment grade, highly liquid corporate debt securities. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Additionally, we do not expect our operating results or cash flows would be materially affected by a 10% decrease in market interest rates.

Notes Payable

As of April 1, 2015, we have repaid all borrowings under our credit facility. Our notes payable related to the credit facility were at an effective interest rate which approximated the borrowing rates currently available to us for debt with similar terms and consideration of default and credit risk. Our note payable to Bayer is at a rate that is less than market, but the note was recorded at fair value based on an interest rate at the time of issuance which approximated the borrowing rates available to us for debt with similar terms and consideration of default and credit risk at that time. As the interest rates on the note payable to Bayer is fixed for specified periods, changes in interest rates do not affect our operating results or cash flows.

Foreign Currency Exchange Rate Fluctuations

With the acquisition of rights to ATX-101 outside of the United States and Canada from Bayer, we may in the future be subject to fluctuations in foreign currency exchange rate risk. We are not currently exposed to any material foreign currency exchange rate risk and, as a result, we do not currently hedge any foreign currency exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter, the Company implemented order to cash and inventory costing processes to record revenue, cost of sales and inventory as a result of receipt of FDA approval and commercial launch of KYBELLA™. The implementation of these processes resulted in changes to internal controls over financial reporting, which the Company believes were material. In connection with this, we designed and implemented key controls over financial reporting during the quarter ended June 30, 2015. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business.

Since the announcement of the Merger, five purported class action complaints were filed by alleged stockholders of our company against various combinations of our company, our individual directors, Allergan and Merger Sub. These lawsuits were filed in the Delaware Court of Chancery, captioned Lytle v. KYTHERA Biopharmaceuticals, Inc., et al., C.A. No. 11208-CB (June 26, 2015), Barbour v. KYTHERA Biopharmaceuticals, Inc., et al., C.A. No. 11239-CB (July 2, 2015), Furr v. KYTHERA Biopharmaceuticals, Inc., et al., C.A. No. 11266-CB (July 8, 2015); Cohodes v. Allergan PLC, et al., C.A. No. 11289-CB (July 14, 2015); and Roth v. Ball, et al., C.A. No. 11360 (August 3, 2015). The Barbour, Furr, Cohodes and Roth lawsuits generally allege that the members of our board of directors breached their fiduciary duties in negotiating and approving the Merger Agreement, that the Initial Merger Consideration undervalues our company, that our stockholders will not receive adequate or fair value for their common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection terms that preclude competing offers. On August 4, 2015, plaintiff Lytle filed an amended complaint that, in addition to making allegations similar to those discussed above, also alleges that the Registration Statement on Form S-4 filed by Allergan on July 17, 2015 in connection with the Merger is misleading and/or omits certain material information concerning, among other things, the background leading up to the Merger and the key data and inputs underlying the financial valuation analyses supporting the fairness opinion provided by our financial advisor. The lawsuits further allege that we, Allergan and/or Merger Sub aided and abetted these purported breaches of fiduciary duty. The lawsuits seek, among other things, to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees.  Such legal proceedings could delay or prevent the consummation of the Merger.

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

On June 17, 2015, we entered into an Agreement and Plan of Merger (the “Initial Merger Agreement”) with Allergan plc (“Allergan”), and Keto Merger Sub, Inc., an indirect wholly owned subsidiary of Allergan (“Merger Sub”). On July 1, 2015, the Initial Merger Agreement was amended by the parties to the Initial Merger Agreement (as amended, the “Amended Merger Agreement”). Pursuant to the Amended Merger Agreement, Merger Sub would merge with and into our company, with our company surviving the merger as a wholly-owned subsidiary of Allergan (the “Merger”), and each share of our common stock issued and outstanding immediately prior to the Merger would have been converted into the right to receive: (1) $60.00 in cash, without interest and (2) that number of ordinary shares of Allergan (“Allergan Shares”) equal to the quotient determined by dividing $15.00 by the volume weighted average price of an Allergan Share (for the ten trading day period starting with the twelfth trading day prior to the closing date of the Merger and ending with the close of trading on the third to last trading day prior to the closing day of the Merger) (the “Initial Merger Consideration”).

On August 4, 2015, the Amended Merger Agreement was amended and restated by the parties thereto pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) to provide, among other things, that each share of our common stock issued and outstanding immediately prior to the Merger, subject to certain exceptions, will be converted into the right to receive $75.00 in cash, without interest. The Merger remains subject to customary closing conditions, including receipt of approval from our stockholders, and is expected to close in the third quarter of 2015.

Except for the risk factors relating to consummation of the Merger, the following risk factors have been prepared as if our company were remaining independent.

Risks Related to the Merger

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be consummated.

The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger.  Those conditions include: the approval of the Merger proposal by our stockholders, absence of orders prohibiting the closing of the Merger, absence of certain governmental litigation, the continued accuracy of the representations and warranties of both parties subject to specified materiality standards, the performance by both parties of their covenants and agreements and that, since the date of the Initial Merger Agreement, there has been no change, effect, development, circumstance, condition, state of facts, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have, a material adverse effect on our company.  These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be consummated.  In addition, if the Merger is not completed by March 17, 2016, either we or Allergan may choose not to proceed with the Merger.  In addition, we or Allergan may elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, whether before or after our stockholders approve the Merger.  If the Merger Agreement is terminated under certain circumstances, we would be required to pay Allergan a termination fee equal to $69.8 million.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not consummated, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•

Matters relating to the Merger (including integration planning) have required and will continue to require substantial commitments of time and resources by our management, which could otherwise have been devoted to the commercial launch of KYBELLA™ or any other products, progression of regulatory approvals outside of the U.S., ongoing research and development activities for KYTH-105, day-to-day operations and other opportunities that may have been beneficial to us as an independent company;

•

We will be required to pay certain costs relating to the Merger, including legal, accounting, filing and other fees and mailing, financial printing and other expenses, whether or not the Merger is completed;

•

The current price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a material decline in the price of our common stock;

•	We may experience negative reactions from its investors, customers, regulators and employees; and
•

The Merger Agreement places certain restrictions on the conduct of our business prior to the closing of the Merger.  Such restrictions, the non-compliance of which is subject to the consent of Allergan, may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the Merger.

In addition to the above risks, we may be required to pay to Allergan a termination fee equal to $69.8 million, which may materially adversely affect our financial results. If the Merger is not consummated, these risks may materialize and may materially and adversely affect our business, financial results and share price.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and for our board of directors to change its recommendation that our stockholders vote for the approval of the Merger and, in specified circumstances, could require us to pay Allergan a termination fee of $69.8 million.

Under the Merger Agreement, we are restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging or facilitating, engaging in or otherwise participating in any discussions or negotiations, or furnishing information or data with regard to, any competing proposal or any inquiry, proposal or offer that could reasonably be expected to lead to a competing proposal.  Under certain circumstances, we may terminate the Merger Agreement in order to enter into an agreement with respect to a superior proposal, if our board of directors (after consultation with our outside legal counsel and a financial advisor of nationally recognized reputation) determines in good faith that such proposal is more favorable to our stockholders from a financial point of view (taking into account any changes to the Merger Agreement proposed by Allergan within four business days of Allergan’s receipt of the terms of such proposal, or within three business days of Allergan’s receipt of any material amendment to such proposal) than the Merger.  If our board of directors recommends such superior proposal to our stockholders but does not terminate the Merger Agreement, Allergan would be entitled to terminate the Merger Agreement.  Under either of these circumstances, we would be required to pay Allergan a termination fee equal to $69.8 million.  These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, or might result in a third party proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the consummation of the Merger.

Since the announcement of the Merger, five putative class actions have been filed in the Court of Chancery of the State of Delaware, against various combinations of our company, the members of our board of directors, Allergan and Merger Sub challenging the proposed Merger.  The actions allege generally that members of our board of directors breached their fiduciary duties in negotiating and approving the Merger Agreement, that the Initial Merger Consideration undervalues our company, that our stockholders will not receive adequate or fair value for their shares of our common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection terms that preclude competing offers.  The actions further allege that we, Allergan and/or Merger Sub aided and abetted the purported breaches of fiduciary duty.  The plaintiffs seek, among other things, to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees. Such legal proceedings could delay or prevent the consummation of the Merger.

While the Merger is pending, we will be subject to business uncertainties that could adversely affect our business.

Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our company.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us.  Employee retention may be challenging during the pendency of the Merger, as certain of our employees may experience uncertainty about their future roles.  If our key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, our business could be seriously harmed.  In addition, the Merger Agreement restricts us from taking specified actions until the Merger occurs without the consent of Allergan.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger.

1 We and Allergan must obtain required approvals and governmental and regulatory consents to consummate the Merger, which if delayed or not granted or granted with unacceptable conditions, may prevent (for example, if the approval of our stockholders is not obtained), delay or jeopardize the consummation of the Merger, result in additional expenditures of money and resources.

The Merger is subject to customary closing conditions.  These closing conditions include, among others, the receipt of the required approval by our stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).  On July 24, 2015, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act.

However, we and Allergan can provide no assurance that all required approvals and consents will be obtained.  For example, even though we and Allergan have been granted early termination of the waiting period under the HSR Act, private parties who may be adversely affected by the Merger and individual states may bring legal actions under the antitrust laws in certain circumstances.  Although we and Allergan believe that the consummation of the Merger would not violate any antitrust law, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if a challenge is made, what the result will be.  Such a challenge may delay or jeopardize the consummation of the Merger. We are not aware of any legal actions brought by private parties or individual states under the antitrust laws.

Further, no assurance can be given that the required approvals of our stockholders will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances.  If we and Allergan agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals or clearances required to consummate the Merger, these requirements, limitations, costs, divestitures or restrictions could adversely affect Allergan’s ability to integrate its operations with our operations and/or reduce the anticipated benefits of the Merger.  This could result in a failure to consummate the Merger or have a material adverse effect on the business and results of operations of the combined company.

Our directors and officers may have interests in the Merger different from the interests of our stockholders.

Certain of our directors and executive officers negotiated the terms of the Merger Agreement, and our board of directors approved the Merger Agreement and recommended that our stockholders vote in favor of the Merger.  These directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our stockholders generally.  These interests include, but are not limited to, the treatment in the Merger of stock options, restricted stock, restricted stock units, bonus awards, change of control employment agreements and other rights held by our directors and executive officers, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses to our directors and officers.  Our stockholders should be aware of these interests when they consider our board of directors’ recommendation that they vote in favor of the Merger Proposal. In connection with the Merger, each of our directors and certain of their affiliates entered into a voting agreement pursuant to which they have agreed, among other things, to vote his, her or its shares of our common stock in favor of the Merger.

Our board of directors was aware of these interests when it approved the Merger Agreement, determined that it was fair to our stockholders and recommended that our stockholders vote to adopt the Merger Agreement.

Because the Merger Consideration to be paid to our stockholders is a fixed amount of cash per share of our common stock and does not include the issuance of any Allergan ordinary shares, our stockholders will not realize any potential future gains from the post-Merger combined business.

The amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.

We will incur direct and indirect costs as a result of the Merger.

We will incur substantial expenses in connection with and as a result of completing the Merger and, over a period of time following the consummation of the Merger. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Risks Related to Our Limited Operating History, Business and Capital Requirements

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We received FDA approval in April 2015 to market our product  KYBELLATM (also known as ATX-101), and commercially launched the product in June 2015, which together with our limited operating history, makes it difficult to assess our future viability.

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our only product, ATX-101. On April 29, 2015, the FDA approved our NDA for ATX-101 for the “improvement in the appearance of moderate to severe convexity or fullness associated with submental fat in adults” and commenced commercialization of the product at the end of June 2015. In addition, Health Canada approved our NDS for ATX-101 in Canada in July 2015.  We have generated only a small amount of revenue from product sales to date and we are not profitable and have incurred losses in each year since our inception in June 2004. We have only a limited operating history upon which one can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2015 and 2014 was approximately $66.0 million and $88.9, respectively. As of June 30, 2015, we had an accumulated deficit of $373.8 million. We expect to continue to incur losses for the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on the success of ATX-101, which was only recently approved by the FDA and in Canada.

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

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful commercialization and continued development and regulatory approvals of ATX-101, KYTH-105 and the development of any future product candidates. The commercial success of ATX-101 will depend on a number of factors, including the following:

•our ability to successfully commercialize ATX-101 in the United States, and in other international territories where ATX-101 may be approved for marketing and sale, whether alone or in collaboration with others;

•our success in training and educating physicians and patients with regard to the administration and the benefits and use of ATX-101;

•maintaining compliance with all regulatory requirements applicable to ATX-101;

•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of ATX-101 or any future product candidates, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice (“CGMP”) regulations;

•our ability to demonstrate the safety and efficacy of ATX-101 to the satisfaction of foreign regulatory authorities;

•our ability to obtain, and the timing of, regulatory approval of ATX-101 from foreign regulatory authorities and the timely receipt of such necessary marketing approvals, where applicable;

•the incidence, duration and severity of adverse side effects;

•acceptance of ATX-101 as safe and effective by patients and the medical community;

•a continued acceptable safety profile of ATX-101;

•any unexpected results from further analysis of clinical data of our completed clinical trials;

•timely completion of our ongoing or upcoming clinical trials, which may be slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

•whether we are required by foreign regulatory agencies to conduct additional clinical trials;

•our ability to enforce our intellectual property rights in and to ATX-101; and

•our ability to avoid third-party patent interference or patent infringement claims.

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

On April 29, 2015, the FDA approved our NDA for ATX-101 for “improvement in the appearance of moderate to severe convexity or fullness associated with submental fat in adults”.  In addition, on July 24, 2015 Health Canada approved our NDS for ATX-101. We have chosen to execute a training-led launch and developed a training program to educate physicians on the safe use of ATX-101 and its approved indication. Physicians will be able to purchase ATX-101 and treat their patients after they have been trained.  As an organization, we have never commercially launched a product nor commenced a physician education training of this size and nature. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We have only recently begun building an infrastructure to support a commercial organization and we must continue to develop our sales organization to support the commercialization of ATX-101. In order to commercialize ATX-101, we must build our marketing, sales, management and other non-technical capabilities to perform these services, and we may not be successful in doing so. We will, at least in part, rely on third parties to perform distribution, inventory and logistical operations to support our sales effort.  As such, we will also be dependent on these third parties to perform these operations. The establishment of our sales organization with sufficient technical and physician education expertise and capabilities will be expensive, require substantial additional capital and be time consuming. As an organization, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Additionally, we may encounter unexpected or unforeseen delays in building our commercial operations that could delay the expansion of our commercial operations and physician education and training program. These delays may increase the cost of, and the resources required for, the successful commercialization of ATX-101. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize ATX-101. If we are not successful in commercializing ATX-101 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

The aesthetic product market, and the facial aesthetics market in particular, is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We have received regulatory approval in the United States and Canada of ATX-101 for the reduction of submental fullness. A substantial portion of our target physician market is comprised of plastic surgeons and some dermatologists who utilize liposuction and other procedures for fat reduction. Such physicians may find it more advantageous to utilize these surgical and non-surgical procedures to remove localized fat deposits rather than an injectable biopharmaceutical therapy such as ATX-101. In addition, we expect that ATX-101 will compete with new and existing therapies for the treatment of localized fat, including, liposuction, cryolipolysis and other procedures, as well as other technologies aimed at fat reduction, including laser energy-based and ultrasound energy-based products. We believe that some of these products have been or may be marketed and used for the reduction of submental fat even though they have not been approved for that purpose.

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

As of June 30, 2015, we had 212 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, commercialize ATX-101 in the U.S. and Canada and other territories acquired in the March 2014 transaction with Bayer, as well as develop future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of ATX-101. As of June 30, 2015, we had working capital of $168.8 million and capital resources consisting of cash and cash equivalents and marketable securities of $184.9 million. We believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of ATX-101, including sales and marketing efforts and physician education and training, seeking foreign regulatory approval of ATX-101, the preparation and submission of regulatory filings and the clinical development of any other product candidates we may choose to pursue. These expenditures will include costs associated with manufacturing and supply as well as marketing and selling ATX-101 and any other future products approved for sale, research and development, conducting preclinical studies and clinical trials and obtaining regulatory approvals. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ATX-101 or any future product candidates. We expect to seek additional financing in the future to fund our operations, to expand our commercial organization in connection with the commercial launch of ATX-101, and to develop additional product candidates, by selling additional equity, issuing debt or convertible debt securities that may result in dilution to our stockholders.

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

Our future capital requirements depend on many factors, including:

•

the timing and scope of the investment we make in building our commercial infrastructure and sales force in connection with the commercialization of KYBELLA™ in the U.S. and other jurisdictions in which we receive regulatory approval, including our physician education and training program;

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

Any of these factors could delay or interrupt the commercialization of ATX-101 or the clinical trials, regulatory submissions and/or commercialization of any future products, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products.

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

In addition, we expect to depend on third-party distributors for the marketing and selling of any future products. For example, we have entered into a distribution agreement with Besse Medical (“Besse”) for the distribution of ATX-101 in the United States. We may depend on distributors’ efforts to market our products, yet we are unable to control their efforts completely. Distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling our future products, if any. In addition, we may be unable to ensure that our distributors comply with all applicable laws regarding the sale of our future products. If our distributors fail to effectively market and sell our products, in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in any future product offering requires significant time and resources. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

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

We have obtained approval for ATX-101 in the United States and Canada and are currently seeking regulatory approval for ATX-101 in other international territories for the reduction of submental fullness. In jurisdictions where ATX-101 has been approved, the applicable regulatory agency will restrict our ability to market or advertise ATX-101 for other specific body areas, which could limit physician and patient adoption. We may attempt to develop, seek regulatory approval for, promote and commercialize new treatment indications and protocols for ATX-101 in the future, but we cannot predict when or if we will receive the clearances required to do so. In addition, we would be required to conduct additional clinical trials or studies to support our applications, which would be time-consuming and expensive, and may produce results that do not result in regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business in the United States, Canada and other international territories will be limited.

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

We will no longer be able to take advantage of these exemptions beginning on December 31, 2015, when we lose our status as an “emerging growth company.”

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

We do not know whether patent term extensions and data or marketing exclusivity periods will be available or granted by relevant government agencies in the future with respect to patents or products we own or have licensed.  Further, if we encounter delays in our clinical trials, the period of time during which we could market ATX-101 or any future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third-

party, or instituted by the U.S. PTO, to determine who was first to invent any of the subject matter covered by the patent claims of our applications.

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

We do not yet have registered trademarks for commercial trade names for ATX-101 outside of the United States and failure to secure such registrations could adversely affect our business.

We do not yet have registered trademarks for commercial trade names for ATX-101 outside of the United States. We have received a trademark on KYBELLA™ in the United States [and have applied for the trade name BELKYRA™ in Canada.] During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any product candidate in the United States and other countries until we receive approval of an NDA from the FDA or foreign equivalents. We have obtained marketing approval for ATX-101 only in the United States and Canada, and we have not obtained marketing approval for any other product candidate anywhere else in the world. Obtaining regulatory approval of an NDA or foreign equivalent can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

From October 11, 2012, the first day of trading of our common stock, to June 30, 2015, our stock has had low and high closing sales prices in the range of $19.05 to $75.68 per share. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	delays or other negative announcements related to the timing or likelihood of our merger with Allergan;

•	announcements of regulatory approval or disapproval of ATX-101 outside the U.S. or any future product candidates;

•	delays in the commercialization of ATX-101 or any future product candidates;

•	changes in revenue and earnings estimates or recommendations by securities analysts;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	negative perceptions with regard to the acquisition of rights to ATX-101 from Bayer;

•	results from, and any delays in, our clinical development programs;

•	failure or discontinuation of any of our research and development programs;

•	announcements relating to future licensing, collaboration or development agreements;

•	acquisitions and sales of new products, technologies or businesses;

•	manufacturing and supply issues related to our product candidates for clinical trials or future product candidates for commercialization;

•	quarterly variations in our results of operations or those of our future competitors;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	any major changes in our board of directors or management;

•	new legislation in the United States or other foreign territories relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and

•	general economic conditions in the United States and abroad.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we are relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2017 (the last day of the fiscal year following the fifth anniversary of our initial public offering), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-

convertible debt during the prior three-year period. We will no longer be able to take advantage of these exemptions beginning on December 31, 2015, when we lose our status as an “emerging growth company.”

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

•

the required approval of at least 662/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

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

Our arrangements with our executive officers may require us to pay retention bonuses in connection with a change in control and/or severance benefits to certain of those persons who are terminated or who resign in connection with a change in control of us, which could harm our financial condition or results.

Each of our executive officers is party to an agreement and is eligible to participate in plans that include change in control and severance provisions entitling them to cash payments upon a change in control and cash severance, accelerated vesting of equity awards and other benefits in the event of certain terminations of employment and resignations, in connection with a change in control. The accelerated vesting of equity awards could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these retention, severance and other benefits could harm our financial condition and results. In addition, these potential retention payments, severance payments, accelerated vesting and other benefits may discourage or prevent third parties from seeking a business combination with us.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2015.

ITEM 6.  EXHIBITS

HIDDEN_ROW
Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated June 17, 2015, by and among Allergan plc, Keto Merger Sub, Inc. and KYTHERA Biopharmaceuticals, Inc.	8-K	6/17/2015	2.1
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 1, 2015, by and among Allergan plc, Keto Merger Sub, Inc. and KYTHERA Biopharmaceuticals, Inc.	8-K	7/2/2015	2.1
2.3	Amended and Restated Agreement and Plan of Merger, dated as of August 4, 2015, by and among Allergan plc, Keto Merger Sub, Inc. and KYTHERA Biopharmaceuticals, Inc.	8-K	8/5/2015	2.1
3.1	Seventh Amended and Restated Certificate of Incorporation of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.1
3.2	Amended and Restated Bylaws of KYTHERA Biopharmaceuticals, Inc.	8-K	10/16/2012	3.2
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate.	S-1/A	8/31/2012	4.2
10.1	KYTHERA Biopharmaceuticals, Inc. Executive Change in Control and Separation Benefits Plan (and Summary Plan Description)				X
10.2	KYTHERA Biopharmaceuticals, Inc. Retention Plan	8-K	6/17/2015	10.1
31.1	Certification of Chief Executive Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer of KYTHERA Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X
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

*The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of KYTHERA Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KYTHERA Biopharmaceuticals, Inc.

August 6, 2015	By:	/s/ John W. Smither
John W. Smither
Chief Financial Officer (Principal Financial and Accounting Officer)